Form 10-K405
period 1999-12-31
CAMINUS CORP
filed 2000-03-28
CIK 1095157

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                           -------------------------

                                   FORM 10-K
       FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                           -------------------------

(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999
                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             FOR THE TRANSITION PERIOD FROM           TO

                        COMMISSION FILE NUMBER 000-28085
                           -------------------------

                              CAMINUS CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                    DELAWARE                                            13-4081739
         (STATE OR OTHER JURISDICTION OF                     (IRS EMPLOYER IDENTIFICATION NO.)
         INCORPORATION OR ORGANIZATION)

                                747 THIRD AVENUE
                            NEW YORK, NEW YORK 10017
             (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES AND ZIP CODE)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (212) 888-3600

        SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE

 SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: COMMON STOCK, $.01
                                   PAR VALUE

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the common equity held by non-affiliates of the registrant, computed using the closing sale price of common stock on March 10, 2000, as reported on the Nasdaq National Market, was approximately $208,943,192 (affiliates included for this computation only: directors, executive officers and holders of more than 5% of the registrant's common stock).

     The number of shares outstanding of the registrant's common stock as of March 10, 2000 was 15,240,640.
                      DOCUMENTS INCORPORATED BY REFERENCE

     None.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                              CAMINUS CORPORATION

                               TABLE OF CONTENTS

                                                                         PAGE
                                                                         ----
PART I.
Item 1.    Business....................................................    1
Item 2.    Properties..................................................   18
Item 3.    Legal Proceedings...........................................   18
Item 4.    Submission of Matters to a Vote of Security Holders.........   18

PART II.
Item 5.    Market for Registrant's Common Equity and Related
             Stockholder Matters.......................................   19
Item 6.    Selected Financial Data.....................................   20
Item 7.    Management's Discussion and Analysis of Financial Condition
             and Results of Operations.................................   23
Item 7A.   Quantitative and Qualitative Disclosures About Market
             Risk......................................................   44
Item 8.    Financial Statements and Supplementary Data.................   45
Item 9.    Changes in and Disagreements with Accountants on Accounting
             and Financial Disclosure..................................   45

PART III.
Item 10.   Directors and Executive Officers of the Registrant..........   45
Item 11.   Executive Compensation......................................   47
Item 12.   Security Ownership of Certain Beneficial Owners and
             Management................................................   52
Item 13.   Certain Relationships and Related Transactions..............   54

PART IV.
Item 14.   Exhibits, Financial Statement Schedules and Reports on Form
             8-K.......................................................   55

SIGNATURES.............................................................   57

     This annual report contains forward-looking statements that involve risks and uncertainties. The statements contained in this report that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Without limiting the foregoing, the words "may," "will," "should," "could," "expects," "plans," "intends," "anticipates," "believes," "estimates," "predicts," "potential," "continue" and similar expressions are intended to identify forward-looking statements. All forward-looking statements included in this annual report are based on information available to us up to and including the date of this document, and we assume no obligation to update any such forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth below under "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Certain Factors that May Affect Our Business" and elsewhere in this annual report. You should also carefully review the risks outlined in other documents that we file from time to time with the Securities and Exchange Commission, including our Quarterly Reports on Form 10-Q that we will file in 2000.

     We use the following registered trademarks: Caminus(R)and Zai*Net(R). We also use the following trademarks: Zai*Net Manager(TM), Zai*Net Risk Analytics(TM), Zai*Net Physicals(TM), Zai*Net Models(TM), PowerMarkets(TM), PowerOptions(TM), GasOptions(TM) ProjectFinance(TM), Zai*Net Weather Delta(TM), Gas*Master(TM), Power*Master(TM) and Plant*Master(TM). This annual report also contains trademarks and registered trademarks of other companies, which are the property of those other companies.

                                     PART I

ITEM 1.  BUSINESS

OVERVIEW

     Caminus Corporation is a leading provider of software solutions and strategic consulting services to participants in energy markets throughout North America and Europe, including utilities, electrical power generating companies, energy marketers electric power pools, gas producers, processors and pipelines. We offer a suite of software solutions and associated services to enable energy market participants to manage complex risk scenarios and effectively trade and manage energy transactions, addressing multiple types of risk and energy commodities, such as electric power, natural gas, crude oil and coal, across varied geographies. In addition, our strategic consulting practice, which is one of the leading consulting organizations in the European energy industry, provides energy market participants with strategic advice regarding where to compete and how to compete. Our team of subject matter experts provides strategic advice on long-term energy investment decisions, including decisions relating to the appropriate use of energy assets and the most effective operating strategies in deregulating energy markets. As of December 31, 1999, we had approximately 100 energy enterprise customers of our software solutions and strategic consulting services. Many of our customers are leaders in the energy industry, including American Electric Power, Consolidated Edison, Conoco, PG&E Energy Trading, Preussen Elektra and TXU Electric and Gas.

INDUSTRY BACKGROUND

     The energy industry, which includes the electric power, natural gas and energy trading markets, is currently one of the five largest vertical markets in the United States, with 1998 revenues of approximately $300 billion. We believe the global energy market, excluding the United States, is approximately twice as large as the U.S. market. Energy market participants have historically been single, highly integrated organizations undertaking all activities of the energy value chain, from exploration and generation to distribution and end-user support. In order to introduce and stimulate competition in the energy industry, governments in the United States, the United Kingdom and continental Europe have dramatically reduced or eliminated their regulation of natural gas and electric power markets.

     In the United States, the deregulation of the natural gas industry began in the early 1990s, while electric power deregulation began in the mid 1990s. Deregulation is currently underway in more than half of the states, being undertaken on a statewide basis in some jurisdictions and on a provider-by-provider basis in others. The pace of this deregulation, both nationally and on a statewide basis, is accelerating. Deregulation in the United Kingdom and the Nordic region of Europe began in the late 1980s and early 1990s.

     As a result of this deregulation:

     - Vertically integrated suppliers are breaking up, energy trading is becoming more complex and opportunities are being created for new market entrants;

     - Trading volumes are growing rapidly, and price volatility and risk exposure are increasing significantly;

     - Energy market participants must find information technology solutions and services that enable them to compete effectively in deregulating energy markets; and

     - Few solutions exist that are specifically targeted to address the buying, selling and trading of energy in deregulating environments.

Vertically integrated suppliers are breaking up, energy trading is becoming more complex and opportunities are being created for new market entrants

     Traditional, vertically integrated utilities are breaking up on their own initiative in order to remain competitive and in response to deregulation. This is creating substantial opportunities for new entrants in the changing energy marketplace. Vertically integrated monopoly control of wholesale and retail energy transactions has weakened, creating the necessity for traditional utilities and new entrants to buy, sell and hedge energy in a rapidly deregulating wholesale market. For example, in some regions, electric power is being sold by generators into electric power pools and then purchased from the pool by electric power marketers and end users. In other cases, competing suppliers are negotiating contracts directly with end users. Often the market is a hybrid of these approaches. Today, energy purchase and sale agreements contain different durations, terms, delivery points and volumes. In addition, the definition of the product increasingly varies from contract to contract in terms of power quality, reliability and other measurable attributes.

     These factors have increased the range and number of participants in the electric power, natural gas and energy trading markets. They include the following:

MARKET               PARTICIPANTS
------               ------------
ELECTRIC POWER       Power generating companies
                     Independent power producers
                     Independent system operators
                     Power pools
                     Transmission companies
                     Distributors
                     Marketers
                     Retailers
                     End users

NATURAL GAS          Producers
                     Gatherers
                     Processors
                     Storage operators
                     Pipelines
                     Local distribution companies
                     Marketers
                     Retailers
                     End users

ENERGY TRADING       Commodity exchanges
                     Over-the-counter traders
                     Brokers
                     Financial institutions

Trading volumes are growing rapidly, and price volatility and risk exposure are increasing significantly

     The increase in the number of market participants has in turn greatly increased the number and complexity of energy transactions that must be managed and associated trading risks that must be controlled. According to Enron Corp., the world's largest electric power trader, global wholesale electric power trading volume increased tenfold from 1996 to 1998. In 1998, over 70% of wholesale electric power trading was among energy marketers who neither produce, transport nor consume electric power. This growth in market participants has resulted in increased trading velocity, which is the number of times power is traded before it is ultimately consumed.

     The nature of energy commodities also adds to the complexity of the market. For example, electric power has distinctive attributes that create more price volatility than other commodities. Electric power, which is worth different amounts in different locations, cannot be stored in significant quantities or transported long distances at economic costs, and costs of generation and transmission vary significantly. Demand and price in turn can vary dramatically, with variations dependent upon time of day, day of the week and weather conditions. All of these factors contribute to substantial price volatility and thus growing risk exposure.

     For example, during the summer of 1998, the electricity market in the midwestern U.S. witnessed significant increases in wholesale spot market prices. On June 25 and 26, 1998, prices for electric energy rose from $25 per megawatt hour to as much as $2,600 per megawatt hour, with at least one hourly price reaching $7,500 per megawatt hour. One month later, more abnormally large price increases occurred. Several factors occurred simultaneously to cause these price "spikes." Above average temperatures increased demand to near record levels, and generating capacity could not keep pace. Transmission constraints also reduced the ability of utilities to transport electric power. In addition, the overall lack of accurate information and market experience among various market participants contributed to the surge in prices, and several parties defaulted on large electric power sales contracts, thereby forcing their customers to buy electric power on short notice at substantial prices. In addition, during the summer of 1999 there were similar spikes in spot market prices. These incidents are indicative of the significant price volatility of electric power.

Energy market participants must find information technology solutions and services that enable them to compete effectively in deregulating energy markets

     Deregulation of the energy industry is forcing market participants to:

     - better understand their current roles in the energy value chain;

     - assess their long-term energy strategies, including where to compete and how to compete; and

     - invest in the right information technology solutions to analyze, implement and support their energy strategies.

     To compete in this rapidly changing market, energy market participants need advice on how to make the transition from participating in a non-competitive, regulated market to a highly complex, competitive market. For example, they need to understand their role in interacting with multiple and diverse market participants, trading multiple energy commodities and competing in several markets.

     The deregulating energy environment has created an immediate and growing need for the same operational, trading and risk management infrastructure that has supported other long-standing markets but, until recently, has been handled in a rudimentary way in the energy sector. A study conducted by ABB Energy Information Systems estimates that global energy information technology spending will grow from $14 billion in 1999 to $24 billion in 2005. To successfully compete in an environment of greater competition and price volatility, and significant risk exposure, energy market participants require systems that provide:

     - transaction confirmation;

     - portfolio management;

     - risk management;

     - trading system controls;

     - demand, supply and price forecasting;

     - decision support; and

     - transaction management tools.

Few solutions exist that are specifically targeted to address the buying, selling and trading of energy in deregulating environments

     In response to deregulation in the natural gas industry in the U.S., software systems have been developed to manage the physical flow and trading of natural gas. However, many of these systems are not capable of supporting the requirements of energy participants in today's deregulating energy markets because they do not adequately support electric power trading or multiple types of risk and cannot be integrated with other segments of the energy value chain. A number of existing solutions, including most internal solutions, are point solutions that are designed to address costs in the energy market but cannot conduct trades, manage risks or record and analyze the numerous market-based variables affecting multiple energy assets across different geographies. These point solutions, which may consist of little more than off-the-shelf software applications, first-generation portfolio management tools and spreadsheets, are often not integrated with the operational and analytical functions of the enterprise and may be unable to interface with other participants in the energy industry, such as the emerging energy power pools.

     In addition, energy participants have been analyzing energy assets with traditional analytical models from the financial services industry, such as the industry-standard Black-Scholes option pricing model, which may be appropriate for financial instruments but does not account for all the variables relevant to energy trading, such as volume risk. We believe that over the next several years energy market participants will require new energy trading systems in order to effectively compete in the continually changing energy marketplace.

CAMINUS SOLUTION

     We are a leading provider of software solutions and strategic consulting services to participants in energy markets throughout North America and Europe. We provide participants in the energy industry with sophisticated software solutions to manage complex risk scenarios and effectively trade and manage energy transactions. We also provide our customers with strategic advice regarding where to compete, both by geographic region and position within the energy value chain, and how to compete.

     We provide energy market participants with sophisticated software systems to compete in deregulated markets. Our Zai*Net suite of software features:

     - AN INTEGRATED, MULTI-FUNCTIONAL SOLUTION TO TRADE AND MANAGE ENERGY TRANSACTIONS THROUGHOUT THE ENERGY VALUE CHAIN. Our Zai*Net suite of software products provides decision support for trading, corporate-wide risk and credit management and complete tracking and invoicing of energy as it flows through the energy value chain. We offer a solution with modules ranging from sophisticated analytical tools for understanding and measuring the unique opportunities and risks in the energy industry to tools designed to electronically confirm energy flows with gas pipelines, electric power pools and independent system operators.

     - THE ABILITY TO SUPPORT MULTIPLE COMMODITIES AND TYPES OF RISKS ACROSS VARIED GEOGRAPHIES. Our Zai*Net suite of integrated software products supports multiple traded energy commodities, including electric power and natural gas via various energy trading instruments. Our software includes not only U.S. and European gas and electric power functionality, but also specific geographic business capabilities, including functions tailored for the North Sea and Asian crude oil markets.

     We also have one of the leading strategic consulting practices in the European energy industry. Based in Cambridge, England, our team of subject matter experts provides strategic advice on long-term energy investment decisions, including decisions relating to the appropriate use of energy assets and the most effective operating strategies in deregulating energy markets. Our strategic consultants are among Europe's most respected energy experts and, through their extensive consulting work with regulators, understand what deregulated market participants require to be effective competitors.

     Our customers seek solutions that enable them to compete globally in rapidly changing energy markets. We believe that our strong presence in the United States and Europe gives us a significant advantage over our competitors and positions us for strong penetration of these and other markets. We have offices in the United States and in the United Kingdom. Our customers represent some of the world's largest energy enterprises. We are the leading consultants on energy policy to regulators in the United Kingdom, one of Europe's most deregulated energy markets.

STRATEGY

     Our objective is to become the leading provider of software solutions and strategic consulting services to participants in energy markets throughout the world. Key elements of our strategy include:

Extending our product leadership

     We offer a sophisticated suite of software solutions for the energy industry and plan to continue to introduce new products that bring added value to energy market participants. We intend to expand our product offerings by taking advantage of the flexible structure of our existing software solutions, which allows us to integrate new product offerings easily. Leveraging the significant subject matter expertise of our strategic consultants, we continue to develop software solutions responsive to the evolving needs of our current and potential customers. For example, during 2000 we plan to introduce our Zai*Net Weather Delta product, which we believe will significantly improve the ability of our customers to manage weather risk. We are also continuing to systematically configure our products to be Web-enabled. We have also established Web-based hosting of some of our applications to make our products available cost-effectively to smaller market participants, and improve the effectiveness of larger enterprises. We plan to invest heavily in the growth of our global development capability and hire additional product development personnel in both the United States and Europe.

Maintaining and expanding our strategic consulting leadership

     Our experience and in-depth understanding of competitive energy markets has enabled our team of strategic consultants to be at the forefront of changes in the U.K. and continental European energy sectors. This leadership provides us with a special understanding of the needs of our energy clients. We intend to build on this leadership position by expanding our strategic consulting services in deregulating energy markets, including Germany, Spain and Italy. During 1998, we increased our number of consultants in Europe from 23 to 28 in anticipation of expanding our consulting services and we are planning a significant increase in personnel in 2000. We also plan to begin building strategic consulting operations in the United States in 2000.

Continuing to build a global distribution channel

     The selling and marketing of sophisticated software solutions to address the needs of global energy markets requires a highly trained sales channel with comprehensive subject matter expertise. We have hired a significant number of experts who can bring added value to the sales and marketing process. We plan to substantially increase the size of our sales channel by the end of 2000 and to expand its scope beyond the larger energy enterprises to target mid and small market participants. We also intend to actively pursue opportunities to sell our software solutions to our installed base of strategic consulting customers as well as provide strategic consulting services to our software customers.

Expanding global presence

     We currently have three offices in the United States and two in the United Kingdom. As of December 31, 1999, we had 109 employees in the United States and 75 employees in Europe. We believe that our strong international presence provides us with a competitive advantage in providing solutions to energy market participants that are seeking to compete globally in rapidly changing energy markets. We intend to continue to expand in the foreseeable future to pursue market opportunities in other markets experiencing energy deregulation, particularly markets in Europe.

Developing strategic alliances to address the evolving needs of energy market participants

     We are seeking to form relationships with leading providers of products and services that complement our software solutions. In July 1999, we formed a strategic alliance with ABB Energy Information Systems, a unit of the ABB Group, which is one of the world's largest vendors serving the energy industry. Together with ABB Energy Information Systems, we are developing a comprehensive end-to-end software solution designed to enable vertically integrated energy suppliers to manage transactions and risks along the entire energy value chain, from generation and wholesale acquisition of energy through retail sales. We believe our combined solution will be one of the first end-to-end solutions in the energy industry and will strengthen our leadership position in the industry. We have also entered into strategic marketing arrangements with other companies, including Siemens, Financial Engineering Associates, PH Energy Analysis and SS&C Technologies, Inc. We plan to develop additional strategic relationships that will assist our sales and marketing efforts in new geographic markets.

Continuing to grow through acquisitions

     We have achieved a leadership position through acquisitions that have helped us implement our business strategy. We were formed as a limited liability company in April 1998 for the purpose of acquiring Zai*Net Software, L.P. and Caminus Limited. In November 1998, we acquired Positron Energy Consulting. We have successfully integrated the operations of these companies. In July 1999, we acquired DC Systems, Inc., a software and services company specializing in physical gas systems. We plan to pursue acquisitions that continue to add to our subject matter expertise, bring us new products and services and help us aggressively grow our market share throughout the world. We currently have no commitments or agreements with respect to any acquisition. We intend to analyze potential acquisitions and pursue those opportunities that complement or supplement our business strategy.

PRODUCTS AND SERVICES

Software Products

     Our suite of software products is one of the most comprehensive in the energy industry. Branded under the "Zai*Net" name, our product suite provides an integrated energy trading, risk management, scheduling and analytics system to support multiple functional areas of the energy enterprise. It also allows energy professionals to model physical assets so they can be effectively employed in conjunction with a firm's trading and marketing operations.

     The Zai*Net product suite offers a software solution covering a range of functions, including trading, transaction management, risk management, analytics and physical scheduling across front, middle and back office operations. Full integration among the Zai*Net product suite enables energy market participants to trade, process transactions and manage risk from the wholesale acquisition of energy through its sale and scheduling. Key benefits of our product suite include the ability to:

     - Manage risk among multiple energy commodities on an enterprise-wide basis;

     - Provide and track operational results from a trader level to a business unit or enterprise level;

     - Maintain trading data in a centralized database with a single, consolidated, auditable solution;

     - Integrate energy trading, risk/control, credit, back office, treasury/finance and management reporting on a single system;

     - Analyze the financial risk and potential impact of long-term energy investment decisions; and

     - Simulate the behavior of deregulating energy markets to forecast future market prices.

     Our software solutions consist of the following three tightly integrated product groups:

     - Zai*Net Manager, our core product, supports energy trading operations and records and manages transactions and risks of energy commodities;

     - Zai*Net Risk Analytics provides advanced risk assessment and management tools for competitive energy markets; and

     - Zai*Net Physicals manages physical energy scheduling operations and invoicing.

     We also offer a fourth product group, Zai*Net Models, to analyze competitive electric power and natural gas markets, and value energy assets.

                        [ZAINET PRODUCT SUITE FLOWCHART]

     The omitted graphic is a visual model of our Zai*Net product suite. There are two boxes. The upper box contains the Zai*Net Models product group:
PowerMarkets, PowerOptions, GasOptions, and ProjectFinance. Below that, there is a bullet-point list of their functions: long term energy investment analysis, asset valuation and option valuation.

     Below the Zai*Net Models box lies a second, larger box, containing three smaller boxes within, each representing one of three tightly integrated product groups. The first box is labeled "Zai*Net Risk Analytics." Inside the box is a description of its purpose, Corporate Risk Management and a bullet-point list of its functions: basis exposure, profit & loss attribution, Monte Carlo Value-at-Risk and potential credit exposure.

     The second box is labeled "Zai*Net Manager." Inside the box is a description of its purpose, Trading, Transaction & Risk Management and a three-column list of its functions. The first column, "Front Office", lists trade capture, position/ portfolio management, and pricing & profit & loss. The second column, "Middle Office", lists Value-at-Risk, credit exposure, portfolio stress analysis, and audit trail. The third column, "Back Office" lists reporting confirmations and invoicing.

     The third box is labeled "ZaiNet Physicals". This box is divided-side into three software subgroups. The first subgroup is titled Power*Master. Its listed functions are: hourly power schedules, curtailments & actualization, pathing information, and tagging. The second software subgroup is titled Gas*Master and lists as its functions: gas schedules, pipeline rate schedules, interconnect movements, and storage. The third software subgroup is Plant*Master, which lists its functions as: gas plants and processing management.

     Zai*Net Manager Product Group

     The Zai*Net Manager software is designed to increase the efficiency of a customer's daily trading operations by recording and managing transactions and associated risks of energy related commodities. It is used by energy traders and marketers, risk managers, credit officers and others involved in trading energy commodities and managing energy risk exposure. The Zai*Net Manager software serves as the core system and integrates front, middle and back office trading functionality for multiple traded energy commodities, including:

    - electric power

    - natural gas

    - crude oil

    - refined products

    - natural gas liquids

    - coal

    - emission allowances

    - weather derivatives

    - foreign exchange transactions

The software also provides pricing and back office support for all traded instruments, including multiple types of physicals, swaps, over-the-counter options, listed options and futures.

     The Zai*Net Manager software's real-time risk management capability provides aggregated portfolio numbers that instantaneously reflect position and price changes. The software is designed to handle enterprise-wide, high-level risk management and is also capable of detailed energy commodity position tracking, analysis and accounting for diverse local trading requirements.

     The Value-at-Risk, or VaR, functionality computes corporate-wide VaR, a widely accepted method for evaluating and measuring market risk, by a number of categories. The VaR software analyzes information about the risk, or likely gain or loss, in a given portfolio. The software also provides credit risk analysis on a real-time basis to minimize current exposure. Portfolio stress analysis enables risk managers to monitor the impact of price and volatility movements, and the passage of time on a specified portfolio's position and profit and loss. Full system audit capability tracks "who did what when" in the system, and "as of" reporting -- the ability to recreate a previous day's profit and loss position -- is integrated throughout the system.

     Zai*Net Risk Analytics Product Group

     Zai*Net Risk Analytics software provides an advanced set of risk assessment and management tools designed specifically for competitive energy markets. It is used by energy traders and marketers, risk managers, credit officers and others involved in managing energy risk exposure. The software utilizes sophisticated modeling, analysis and simulation methods to help understand business risks. Zai*Net Risk Analytics software complements and is integrated with Zai*Net Manager and Zai*Net Physicals software to facilitate the accurate valuation and management of energy portfolios.

     The Zai*Net Risk Analytics software allows users to track portfolio performance versus projected risks so they can better understand the behavior of the portfolio under a range of possible price movements, enabling them to more effectively manage trading and risk.

     Zai*Net Risk Analytics software provides capabilities that allow energy market participants to carefully monitor their risk profiles and credit positions to manage, analyze and isolate specific risks. It includes the following modules:

     - BASIS BREAKDOWN REPORTING breaks down the risk factors of a single transaction or group of transactions according to varying price movements, which are commonly referred to as fixed, basis and index prices. This enables more detailed analysis of each element of portfolio risk.

     - PROFIT & LOSS (P&L) ATTRIBUTION REPORTING analyzes profit and loss changes over specified time periods, and attributes such changes to (1) variations in a commodity's price and volatility, (2) the passage of time in the specified period and (3) new, changed or voided transactions during the period.

     - MONTE CARLO VALUE-AT-RISK (VaR) ANALYSIS uses the industry-standard Monte Carlo VaR methodology optimized specifically for energy portfolios. This analysis runs a portfolio through thousands of simulated market price and volatility movements and reports a distribution for VaR, which is the likely gain or loss.

     - POTENTIAL CREDIT EXPOSURE ANALYSIS provides close monitoring of credit risk by capturing volatility in credit exposure calculation to help contain potential losses.

     Zai*Net Physicals Product Group

     The Zai*Net Physicals software allows electric power and natural gas traders and schedulers as well as management and back office staff to manage physical energy scheduling operations and invoicing. The Zai*Net Physicals group consists of three major products: Gas*Master, Power*Master and Plant*Master software.

     -GAS*MASTER software supports all aspects of physical natural gas transportation, including scheduling, pipeline nominations and wellhead -- or production-level -- accounting. Gas*Master software includes the following modules:

     -- GAS SCHEDULING assists users in planning and scheduling natural gas transportation by pipelines, in and out of storage facilities, and to and from gas pipeline interconnect and storage points.

     -- GAS NOMINATIONS manages natural gas scheduling information and formats the information to the specific requirements of various gas pipeline systems, enabling bids and confirmations of complex physical gas transactions. A Web-based electronic data interface, or EDI, allows automatic transfer of all information exchange with the pipelines, without requiring user intervention or data re-entry.

     -- WELLHEAD ACCOUNTING enables companies with interest at the wellhead level -- or production site -- to manage the division of interest and royalty payments.

     -POWER*MASTER allows users to schedule electric power across the various transmission systems and electric power markets worldwide. It includes the following modules:

     -- LONG-TERM POWER SCHEDULING tracks power curtailments, actual electric power flow and physical and financial transmission line losses by transaction. The user-friendly interface matches energy transactions (buys with sells), tracks the "paths" that the energy has flowed through on the power grid and creates daily and monthly schedules of planned power flows down to a minute level.

     -- REAL-TIME POWER SCHEDULING captures and schedules purchases and sales of power and transmission capacity, which is the flow of power between points on the electrical grid networks, on a convenient, single-entry screen. We designed this module in conjunction with traders and schedulers to support hourly and real-time trading in the deregulating power markets.

     -PLANT*MASTER enables natural gas processing plant operators to track the physical flows of gas through the facility and to manage title and allocation throughout the process.

     Zai*Net Models Product Group

     Zai*Net Models provide support for long-term energy decisions with a comprehensive suite of software solutions to analyze competitive electric power and natural gas markets. Using sophisticated techniques, the models allow accurate appraisals, capturing the embedded risk prevalent in many energy assets. These models also perform sensitivity analysis, which involves valuation testing against varying assumptions relating to fuel costs, price volatility, operating costs and characteristics, and discount rates. The models use advanced methods for valuing physical options -- options that reflect the risks of the physical energy market -- and can be used for mark-to-market valuation and risk reporting. The Zai*Net Models include:

     - POWERMARKETS is a model that simulates the dynamics of competitive electricity markets, including forward prices, operating performance of generators and trading flows between markets and regions.

     - POWEROPTIONS is a set of models that uses sophisticated analyses to value energy assets.

     - GASOPTIONS is a set of models that uses sophisticated analyses to value storage assets and complex purchase and sale transactions.

     - PROJECTFINANCE is a financial model that values new and existing assets using a number of analytical techniques.

     Product Pricing

     We license our software for a one-time license fee, which typically consists of a base fee plus charges for optional modules and system users. The one-time license fee for base packages can range from $200,000 to $400,000 for a system with basic functionality and a small number of users. Adding additional functionality through optional modules, which are priced from $20,000 to over $100,000, and additional users can increase system license fees to a range of $500,000 to over $1 million. Customers also typically enter into an annual maintenance agreement providing them with regular software upgrades and help desk support. Customers pay an annual maintenance fee that is typically equal to 20% of the customer's license fee. A majority of our customers start with a software solution providing basic functionality to a limited number of users and add functionality and users as they expand their operations.

Software Services

     We offer a broad range of professional services to assist our customers in implementing our software products to meet their business needs. Our philosophy is to focus on the needs of each specific customer and to tailor our services accordingly. We provide the following services, primarily on a time and materials basis:

     - IMPLEMENTATION CONSULTING SERVICES to assist customers with the initial installation of the software or newly licensed modules, conversion of the customer's historical data, setting the operational parameters of the system and ongoing training and support.

     - APPLICATION CONSULTING SERVICES to help our customers gain the maximum benefit from our systems and implement best practices in their trading and risk management operations.

     - POST-IMPLEMENTATION CUSTOMER SUPPORT to answer customer questions and resolve problems through remote diagnosis and telephone hotline support.

     These services and the professionals that deliver them contribute to a strong relationship with our customers, enabling us to assess the future requirements of our customers and sell them additional products and services. As of December 31, 1999, our software consulting staff consisted of 43 employees located in the U.S. and Europe.

STRATEGIC CONSULTING SERVICES

     Based in Cambridge, England, our 28 strategic consultants provide European governments with strategic advice on the deregulation and restructuring of the energy industry and assist energy companies with global operations in choosing and implementing strategies to remain competitive in deregulating energy markets. Our reputation in strategic consulting is based on our experience and in-depth understanding of competitive energy markets. We have significant expertise in economics, regulation and strategy, and have been at the forefront of changes in the United Kingdom energy sector, which has one of the most deregulated natural gas and electric power markets in the world. Our knowledge and information base covers the entire energy value chain from fuel production through generation, transmission, distribution and trading, and we have a detailed understanding of competitive wholesale trading arrangements in international gas and electricity markets.

     Our strategic consulting expertise, which is billed primarily on a time and materials basis, is diverse and includes specialization in the following areas:

     ACQUISITIONS. New entrants and existing players in deregulating markets may choose to strengthen their market position through acquisitions of assets or businesses. We have significant experience in the economic evaluation of new and existing energy projects and have provided advice on more than 20 power projects in the U.K., as well as a number of projects in Europe.

     QUANTITATIVE ANALYSIS. We are experts in analyzing complex issues in competitive energy markets. Our quantitative approach encompasses, among other things, the effect of changing market structures on the key price drivers. Our strategic consulting group first developed our suite of analytical models of the England and Wales energy power pool in the late 1980s to assist our clients in their negotiations with the U.K. government over the structure of the energy power pool. Since then, we have refined these models into our comprehensive suite of analytical Zai*Net Models that support strategic energy decisions.

     RISK MANAGEMENT. Throughout Europe, competition is forcing natural gas and electric utilities to re-evaluate their strategies for managing the risks in their businesses. We offer a complete range of risk management consultancy services, independently or in conjunction with our Zai*Net software suite. We have developed electricity trading and risk management training courses for a number of U.K., continental European and North American power companies. We have also run several successful electricity trading and risk management workshops at major European power conferences.

     POLICY FORMULATION. Over the years, we have worked very closely with British gas and electricity regulators to help design and establish the world's first fully competitive gas and electricity markets. We are currently lead economic advisors to the U.K. gas and electricity regulatory body, OFGEM, on the Reform of Electricity Trading Arrangements. We have also developed a leading advisory position on the transition to competition in other European energy markets.

SALES AND MARKETING

     We sell our products and services through a direct sales channel. We believe the product and market expertise necessary to sell our highly sophisticated products cannot be delegated successfully to third parties, and we seek to hire subject matter experts who can bring added value to the sales process. We do believe, however, that third parties can provide us with valuable assistance in our marketing efforts, especially in new geographic regions.

Direct Sales Model

     As of December 31, 1999, our direct sales force consisted of 24 employees selling from our U.S. and European offices. We have a single sales organization in each region that is responsible for selling our entire suite of products and services in that region. Each of the U.S. and European sales organizations is led by a highly experienced vice president with a strong background in building and leading large enterprise sales teams.

     We use a team sales approach in which professional account representatives work with pre-sales product and service experts. The account representative generates and qualifies leads, manages the sales process and is responsible for closing the sale. Most new customer sales cycles typically range from five to six months from lead generation to contract execution. Territories are assigned to account representatives on a geographic and named-account basis. Pre-sales consultants support the sales process by assessing the prospect's business needs and creating and delivering technical sales information and demonstrations. Subject matter experts from strategic consulting and product development supplement the sales team as the sales situation dictates. In addition, our strategic and software consultants work closely with the sales team to identify additional sales opportunities with existing customers. We have closely coordinated team selling between the U.S. and European channels on global enterprise opportunities.

Marketing Communications

     To support our growing direct sales channel, we have devoted significant resources to building strong marketing support. Our main marketing objectives are to generate sales leads and increase the market's awareness and accurate perception of us and our products and services. These efforts are focused on industry advertising, public relations, trade shows, direct mailings, the Internet and platform participation in major industry seminars. As of December 31, 1999, we had five marketing personnel.

STRATEGIC RELATIONSHIPS

     We continue to develop relationships, most of which are informal, with third parties that can assist us in generating sales leads and provide us with cooperative marketing support. We formed the most significant of our formal marketing relationships in July 1999 with ABB Energy Information Systems, a unit of ABB Group. ABB Group is one of the world's largest vendors serving the energy industry. Together with ABB Energy Information Systems, we are developing a comprehensive end-to-end solution to provide vertically integrated energy suppliers with the ability to manage risk along the entire energy value chain, from wholesale acquisition of energy through retail sales. We also have joint marketing arrangements with Financial Engineering Associates, PH Energy Analysis, and SS&C Technologies.

RESEARCH AND DEVELOPMENT

     A strong development capability is essential to delivering responsive products to an emerging market, continually improving the quality and functionality of our current products and enhancing our core technology. As of December 31, 1999, we had 42 employees in our research and development area. We spent approximately $1.2 million, $1.2 million and $3.9 million on research and development during the year ended December 31, 1997, the period from inception (April 29, 1998) through December 31, 1998 and the year ended December 31, 1999, respectively.

     We believe the best way to maximize our development capability is to have small, entrepreneurial development teams, each of which is focused on a specific product group. Our teams operate under a structure that provides an "umbrella" of common strategy, plans, technology, standards, methodologies, processes and culture. Our product teams consist of product mangers, programmers and documentation and quality assurance specialists, and overall development management consists of the leaders of each development team, led by the chief technology officer. The leaders ensure that the teams operate under the common umbrella and that they work closely with product marketing in a process designed to ensure that we develop products that the market requires. The team leaders manage the integration between products and coordinate overall product suite quality assurance.

     We are developing a variety of new products and product enhancements. One product that we are developing is our Zai*Net Weather Delta product, which we are designing to provide tools for energy risk professionals to integrate weather data, one of the key factors in energy demand, into energy load forecasts. We are designing Zai*Net Weather Delta to analyze the relationships among load, price and weather. We are also designing the software to deliver comprehensive reports showing financial volume-at-risk with the traditional rigor of utility load forecasting. The product is in the design phase, and we currently plan to release Zai*Net Weather Delta during 2000.

TECHNOLOGY

     Written primarily in C/C++ with standard graphical user interfaces, the Zai*Net software suite has an open, three-tier client/server architecture and runs on Unix and NT servers with Windows95 and WindowsNT clients on Oracle, Microsoft or Sybase database platforms. We typically store business logic in objects that reside on the client or server side of the application. Objects are usually coded in C++ using object-oriented programming techniques for improved scalability.

     The ability to integrate easily with other systems is a key competitive advantage. To facilitate integration with a variety of architectures, the Zai*Net suite of solutions provides standard interfaces to accept trades and prices from other systems and sources. The suite processes trades and prices into standard formats, easily processed by the risk system. It performs this activity in random access memory-based server objects keeping slow disk access to a minimum. The integrated result is an object-oriented, high-performance system that will run on a variety of servers and databases.

CUSTOMERS

     Our customers include a wide range of entities in the energy market, including utilities, natural gas and electric power marketers, energy retailers, natural gas and oil producers, local distribution companies, pipelines, independent power producers, financial institutions and regulatory agencies. As of December 31, 1999, we had approximately 100 energy enterprise customers located primarily in the U.S., Canada, the U.K., Germany, Austria, Belgium, the Netherlands, Spain and Venezuela. Our customers include:

UTILITIES
American Electric Power
Austin Energy (City of Austin, TX)
Bayernwerk
BC Hydro/Powerex
Consolidated Edison
Electrabel
GPU Energy
Ontario Power Generation
Pennsylvania Power & Light
Preussen Elektra
Public Service Electric & Gas
TXU Electric and Gas
SEP

NATURAL GAS AND ELECTRIC POWER MARKETERS
Bord Gais
Eastern Electricity plc
Merchant Energy Group of the Americas
PG&E Energy Trading
Valero Refining and Marketing
AES Electric Limited

ENERGY RETAILERS
NewEnergy

FINANCIAL INSTITUTIONS
Credit Suisse First Boston
GE Capital

REGULATORY AGENCIES
OFGEM

GAS AND OIL PRODUCERS
Amerada Hess
Anadarko Petroleum
Conoco
Ocean Energy/Seagull Energy
Petroleos de Venezuela S.A.
Phillips Petroleum Company
Ultramar Diamond Shamrock
Unocal Corporation

LOCAL DISTRIBUTION COMPANIES
Southwestern Energy
TXU Lone Star Gas

PIPELINES
Coastal Gas Services
Colorado Interstate Gas
Transok, Inc.

INDEPENDENT POWER PRODUCERS
AES Electric

TRANSMISSION COMPANIES
TenneT
National Grid Company plc

COMPETITION

     We compete in a market that is new, rapidly evolving and very competitive. We expect competition to persist and intensify. We currently face competition from a number of sources.

     The companies that compete against us in the provision of software solutions to the energy industry include:

     - a number of smaller companies that offer point solutions exclusively to the energy market but do not provide the full range of products and services required by market participants and do not have a significant international presence;

     - a small number of companies that provide a wide range of products and services exclusively to the energy market but currently do not have a strong international presence;

     - internal development departments of a number of energy participants developing systems for internal use or for sale to other market participants; and

     - large multi-product/market software companies or financial institutions that offer or, in the future, may offer financial risk management and other software addressing the energy market.

     We believe that the principal competitive factors with respect to our software solutions include:

     - knowledge of market needs, product performance, scope, functionality, ease of use and scalability;

     - the existence of an international presence;

     - the ability to integrate external data sources;

     - product and company reputation;

     - the existence of a referencable customer base;

     - customer service and support; and

     - price.

     The principal competitors for our strategic consulting services are customers who have internal expertise as well as large international consulting and strategy firms. We believe that the principal competitive factors with respect to our strategic consulting services include:

     - subject matter expertise;

     - responsiveness to customer needs;

     - reputation;

     - comprehensive delivery methodologies; and

     - price.

     We believe that we have a leadership position in the energy marketplace because of our international presence, our subject matter expertise and our ability to provide both software solutions and strategic consulting services to our customers.

INTELLECTUAL PROPERTY

     We rely on a combination of copyright, trademark and trade secret laws, nondisclosure agreements and other contractual provisions to establish, maintain and protect our proprietary rights. We have copyright and trade secret rights for our products, consisting mainly of source code and product documentation. We attempt to protect our trade secrets and other proprietary information through agreements with suppliers, non-disclosure agreements with employees and consultants and other security measures.

     We rely on outside licensors for technology that is incorporated into and is sometimes necessary for the operation of our products. However, we believe we can obtain replacements from other vendors and we are in the process of developing replacement products ourselves. For example, the core technology we acquired from Positron has allowed us to develop similar technology into an analytical tool that prices options that we license for resale.

EMPLOYEES

     As of December 31, 1999, we had 184 full-time employees, consisting of 71 employees in consulting and services, 42 employees in research and development, 33 employees in finance and administration, 29 employees in sales and marketing and nine employees in customer support. Of such employees, 109 were located in the United States and 75 were employed in Europe. None of these employees is covered by any collective bargaining agreements, and to date, we have not experienced a work stoppage. We believe our relationship with our employees is good.

ITEMS 2.  PROPERTIES

     Our principal administrative, sales, marketing, services and research and development facility occupies approximately 17,000 square feet of office space in New York, New York. The leases expire in September 2004. In addition, we lease sales, services and research and development offices in the following cities;

CITY                                             SQUARE FOOTAGE
----                                             --------------
Dallas, Texas..................................      5,300
Houston, Texas.................................      4,800
London, England................................      3,600
Cambridge, England.............................      6,000

     Other than our Cambridge office, which is the headquarters of our strategic consulting business, each of our offices houses personnel for both our software and strategic consulting business segments. We believe that our facilities are adequate for our current needs and that suitable additional or substitute space will be available as needed to accommodate expansion of our operations.

ITEM 3.  LEGAL PROCEEDINGS

     From time to time we may be subject to legal proceedings and claims in the ordinary course of our business. We are not aware of any legal proceedings or claims that are believed will have, individually or in the aggregate, a material adverse effect on our business, financial condition or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Pursuant to a Written Consent of Directors and Sole Stockholder of Caminus Corporation, dated December 17, 1999, our sole stockholder, Caminus LLC, a Delaware limited liability company and our predecessor entity, approved (i) the merger agreement providing for the merger of Caminus LLC with and into us, (ii) our assumption of Caminus LLC's 1998 Stock Incentive Plan and all outstanding employee options thereunder, (iii) the filing of a registration statement on Form S-8 in connection with the shares of our common stock issuable under the 1998 Plan, and (iv) the application for the listing on the Nasdaq National Market of the shares registered under the 1998 Plan. On December 17, 1999, Caminus LLC held 1,000 shares of our common stock.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Our common stock has been quoted on the Nasdaq National Market under the symbol "CAMZ" since January 28, 2000. Consequently, there was no established public trading market for our common stock during the periods covered by the financial statements included in this annual report.

     As of March 14, 2000, we had 49 holders of record of our common stock. Because certain of these shares are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these holders of record.

     We have never declared or paid any cash dividends on our capital stock. We intend to retain future earnings, if any, to finance our growth strategy. We do not anticipate paying cash dividends on our common stock in the foreseeable future. Payment of future dividends, if any, will be at the discretion of our board of directors after taking into account various factors, including:

     - our financial condition;

     - our operating results;

     - our current and anticipated cash needs;

     - restrictions in our financing agreements; and

     - our plans for expansion.

USE OF PROCEEDS

     We are furnishing the following information with respect to the use of proceeds from our initial public offering of common stock, $.01 par value per share:

     (1) The effective date of our registration statement on Form S-1, commission file number 333-88437, was January 27, 2000.

     (2) The date on which the offering commenced was January 28, 2000. The underwriters exercised their over-allotment option in full on January 31, 2000.

     (3)       Not applicable.

     (4)(i) The offering terminated after the sale of all securities registered pursuant to the registration statement. The closing of the offering occurred on February 2, 2000.

       (ii)   The managing underwriters for the offering were:

                   Deutsche Bank Securities Inc.
                   Bear, Stearns & Co. Inc.
                   CIBC World Markets Corp.

       (iii) We registered shares of our common stock, $.01 par value per share, pursuant to the registration statement.

       (iv) For our account (a) 4,088,119 shares of common stock were registered pursuant to the registration statement, (b) the aggregate offering price of the amount registered was $65,409,904,
             (c) the amount sold pursuant to the offering was 4,088,119 shares of common stock and (d) the aggregate offering price of the amount sold was $65,409,904.

              For the accounts of the selling stockholders in the offering, (a) 939,681 shares of common stock were registered pursuant to the registration statement, (b) the aggregate offering price of the amount registered was $15,034,896, (c) the amount sold pursuant to the offering was 939,681 shares of common stock and (d) the aggregate offering price of the amount sold was $15,034,896.

       (v) In connection with the offering, the estimated expenses were as follows:

                 Underwriting Discounts and Commissions...............  $4,578,693
                 Other Expenses.......................................   1,325,000
                                                                        ----------
                 Total Expenses.......................................  $5,903,693
                                                                        ==========

              Payment of expenses were to persons other than: directors, officers, our general partners or their associates, persons owning ten percent or more of any class of our equity securities, or our affiliates.

       (vi) Our estimated net offering proceeds after deducting the total expenses described in (v) above were $59,506,211.

       (vii) As of December 31, 1999, no net offering proceeds had been received by us.

       (viii) Not applicable.

ITEM 6.  SELECTED FINANCIAL DATA

     The following selected consolidated financial data, which includes data of our predecessor, Zai*Net Software, Inc., should be read together with the consolidated financial statements and related notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

     In the following table, "Adjusted EBITDA" is defined as earnings before interest and other income, income taxes, depreciation, amortization, acquired in-process research and development and non-cash compensation expense. EBITDA is a non-GAAP measure commonly used by investors and analysts to analyze companies on the basis of operating performance, leverage and liquidity. We present Adjusted EBITDA, which is also a non-GAAP measure, to enhance the understanding of our operating results. We believe Adjusted EBITDA is an indicator of our operating profitability since it excludes items which are not directly attributable to our ongoing business operations. However, Adjusted EBITDA relies upon management's judgment to determine which items are directly attributable to our ongoing business operations and as such is subjective in nature. Neither EBITDA nor Adjusted EBITDA should be construed as an alternative to net income as an indicator of a company's operating performance or as an alternative to cash flow from operations as a measure of a company's liquidity. For information about cash flows or results of operations in accordance with generally accepted accounting principles, please see the audited consolidated financial statements included elsewhere in this annual report.

                                                                   ZAI*NET
                                                                (PREDECESSOR)
                                              -------------------------------------------------
                                                                                        FOUR
                                                                                       MONTHS
                                                    YEAR ENDED DECEMBER 31,            ENDED
                                              ------------------------------------   APRIL 30,
                                                 1995         1996         1997         1998
                                              ----------   ----------   ----------   ----------
STATEMENT OF OPERATIONS:
Revenues:
  Licenses..................................  $1,575,104   $1,291,427   $1,521,447   $1,495,221
  Software services.........................     973,235    1,429,860    2,667,807    1,334,473
                                              ----------   ----------   ----------   ----------
    Total revenues..........................   2,548,339    2,721,287    4,189,254    2,829,694
                                              ----------   ----------   ----------   ----------
Gross profit................................   1,583,758    1,722,145    2,857,772    2,095,452
Operating expenses..........................   1,444,477    1,619,084    2,862,008    1,659,422
                                              ----------   ----------   ----------   ----------
Operating income (loss).....................     139,281      103,061       (4,236)     436,030
Other income (expense), net.................       9,511       (2,197)      17,591        8,294
Provision for income taxes..................          --           --           --       23,816
                                              ----------   ----------   ----------   ----------
Net income..................................  $  148,792   $  100,864   $   13,355   $  420,508
                                              ==========   ==========   ==========   ==========

OTHER DATA:

Cash provided by operating activities.......  $  146,142   $  131,110   $  401,048   $1,053,662
Cash used in investing activities...........     167,158      100,112      206,245       99,881
Cash provided by (used in) financing
  activities................................      22,687       54,450     (290,050)      (3,000)
Adjusted EBITDA.............................     217,426      204,179      118,854      482,171

                                                         DECEMBER 31,
                                             ------------------------------------
                                                1995         1996         1997
                                             ----------   ----------   ----------
BALANCE SHEET DATA:
Cash and cash equivalents..................  $  156,760   $  242,208   $  146,961
Total assets...............................     834,257    1,274,792    2,193,379
Long-term debt.............................      17,000        3,000           --
Stockholders' equity.......................     120,010      220,874      234,229

                                                                   CAMINUS
                                                       --------------------------------
                                                          INCEPTION
                                                       (APRIL 29, 1998)        YEAR
                                                           THROUGH            ENDED
                                                         DECEMBER 31,      DECEMBER 31,
                                                             1998              1999
                                                       ----------------    ------------
STATEMENT OF OPERATIONS:
Revenues:
  Licenses...........................................    $  3,639,143      $12,538,617
  Software services..................................       3,090,758        7,815,880
  Strategic consulting...............................       2,896,102       6,556,156,
                                                         ------------      -----------
     Total revenues..................................       9,626,003       26,910,653
                                                         ------------      -----------
Gross profit.........................................       4,940,985       18,524,527
Operating expenses...................................      15,074,351       26,260,380
                                                         ------------      -----------
Operating loss.......................................     (10,133,366)      (7,735,853)
Other income (expense), net..........................          96,909          227,316
Provision for income taxes...........................          35,735          645,766
Minority interest....................................        (298,996)              --
                                                         ------------      -----------
Net loss.............................................    $(10,371,188)     $(8,608,935)
                                                         ============      ===========
Basic and diluted net loss per share.................    $      (1.41)     $     (1.01)
Weighted average common shares -- basic and diluted..       7,360,634        8,514,405

OTHER DATA:
Cash provided by (used in) operating activities......    $    951,676      $(1,922,308)
Cash used in investing activities....................      10,892,906       11,128,301
Cash provided by financing activities................      12,699,637       10,953,866
Adjusted EBITDA......................................         355,155        3,291,852

                                                        DECEMBER 31,    DECEMBER 31,
                                                            1998            1999
                                                        ------------    ------------
BALANCE SHEET DATA:
Cash and cash equivalents...........................    $ 2,770,538     $   661,502
Total assets........................................     31,069,002      41,477,937
Borrowings under credit facility, net of current
  portion...........................................             --              --
Current portion of credit facility..................             --       3,050,000
Stockholders' equity................................     17,159,782      25,739,419

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis of our financial condition and results of operations should be read in conjunction with "Selected Financial Data" and our financial statements and related notes thereto appearing elsewhere in this annual report. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. The actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including but not limited to those set forth under "Certain Factors That May Affect Our Business" and elsewhere in this annual report.

OVERVIEW

     We are a leading provider of software solutions and strategic consulting services to participants in energy markets throughout North America and Europe. We were organized as a limited liability company on April 29, 1998 and acquired Zai*Net Software, L.P. and Caminus Limited in May 1998, Positron Energy Consulting in November 1998 and DC Systems, Inc. in July 1999. Since the completion of these acquisitions, we expanded our organization by hiring personnel in key areas, particularly marketing, sales and research and development. Our full-time employees increased from 116 at December 31, 1998 to 184 at December 31, 1999, and we intend to continue to increase our number of employees throughout 2000.

     We generate revenues from licensing our Zai*Net software products, providing related services for implementation consulting and support and providing strategic consulting services. We generally license one or more Zai*Net products to our customers, who typically receive perpetual licenses to use our products for a specified number of servers and concurrent users. After the initial license, they may purchase licenses for additional products, servers and users as needed. In addition, customers often purchase professional services from us, including implementation and training services, and enter into automatically renewable maintenance contracts that provide for software upgrades and technical support over a stated term, typically 12 months. We also provide strategic advice on deregulation and the restructuring of the energy industry through our strategic consulting group. Implementation consulting and strategic consulting are typically billed on a time and materials basis.

     Our software license agreements are non-refundable. Payment terms require that a significant portion of the license fee is payable on delivery of the licensed product with the balance due in installments over a relatively short period, generally four months or less.

     We follow the provisions of Statement of Position ("SOP") No. 97-2, "Software Revenue Recognition," as amended by SOP No. 98-4, "Deferral of the Effective Date of Certain Provisions of SOP No. 97-2 and SOP 98-9, "Modification of SOP 97-2, Software Revenue Recognition with Respect to Certain Transactions." Under SOP No. 97-2, we recognize license revenues when a license is executed, the product has been delivered, all significant company obligations are fulfilled, the fee is fixed or determinable and collectibility is probable. Under our current standard license agreement, we generally recognize license revenues upon the execution of a license and delivery of the software. For those license agreements where customer acceptance is required or the licensee requires significant enhancements, we recognize license revenues only when our obligations under the license agreement are completed and the software has been accepted. Accordingly, for these contracts, payments received are deferred until our obligations under the license agreement are completed. Maintenance and support revenues associated with new product licenses and renewals are deferred and recognized ratably over the contract period. Software services revenues and strategic consulting revenues are recognized as such services are performed.

     We also provide software to customers under long-term development contracts that can require significant modification to adapt the software to the unique specifications of the customer. If the service elements are considered essential to the functionality of the software products, both the software product revenues and service revenues are recognized using the completed contract method as prescribed in accordance with the provisions of SOP 81-1, "Accounting for Performance of Construction Type and Certain Production Type Contracts." Accordingly, license and software enhancement revenues are recognized under the completed contract method when all development, testing and installation is completed and the purchaser formally accepts the software. Revenues and costs are recognized upon completion of the contract and are based on the labor hours incurred. Costs of software enhancements include the direct labor component of programmer and consultant cost to perform the software enhancement or service as well as the prorated share of technical support and overhead costs associated with the enhancement and services. Anticipated losses, if any, on uncompleted contracts are recognized in the period in which such losses are determined.

     We sell our products through our direct sales forces in North America and Europe. Our strategic relationships with third parties assist in generating sales leads and provide cooperative marketing support. In addition, our strategic consulting group not only develops its own client base but assists in generating software sales leads.

     Revenues from customers outside the United States represented 46% of our total revenues for the year ended December 31, 1999. A significant portion of our international revenues have been derived from sales of our strategic consulting services and software products in the United Kingdom. We intend to continue to expand our international operations and commit significant management time and financial resources to developing our direct international sales channels. International revenues may not, however, increase as a percentage of total revenues.

     We were formed as a limited liability company in April 1998. Accordingly, until our initial public offering in January 2000, we were not subject to federal and state income taxes, except for certain New York income taxes on limited liability companies. During January 2000, the limited liability company merged with and into Caminus Corporation, a Delaware C corporation formed in September 1999. The adjustments to the income tax provision reflect the additional tax provision we would have recorded had we been a C corporation for the periods presented.

     Due to our acquisitions and the respective dates of acquisition, and the significant changes in our operations, the fluctuation of financial results, including financial data expressed as a percentage of revenues for all periods, did not necessarily provide a meaningful understanding of the expected future results of our operations.

RESULTS OF OPERATIONS

COMPARISON OF THE PERIOD FROM INCEPTION (APRIL 29, 1998) THROUGH DECEMBER 31, 1998 TO THE YEAR ENDED DECEMBER 31, 1999

     The following table sets forth the consolidated financial information expressed as a percentage of revenues for the period from inception (April 29, 1998) through December 31, 1998 and for the year ended December 31, 1999. The consolidated financial information for the periods presented are derived from the audited consolidated financial statements included elsewhere in this annual report. The period from inception through December 31, 1998, which is approximately eight months, is being compared to the year ended December 31, 1999. Accordingly, increases in revenues and expenses are primarily attributable to the comparison of periods containing different numbers of months. The discussion below outlines other trends in the business.

                                                 INCEPTION THROUGH       YEAR ENDED
                                                 DECEMBER 31, 1998    DECEMBER 31, 1999
                                                 ------------------   -----------------
Revenues:
  Licenses.....................................           38%                 47%
  Software services............................           32                  29
  Strategic consulting.........................           30                  24
                                                        ----                 ---
     Total revenues............................          100                 100
Cost of revenues:
  Cost of licenses.............................            2                   3
  Cost of software services....................           24                  17
  Cost of strategic consulting.................           23                  11
                                                        ----                 ---
     Gross profit..............................           51                  69
Operating expenses:
  Sales and marketing..........................            5                  15
  Research and development.....................           12                  15
  General and administrative...................           33                  29
  Acquired in-process research and
     development...............................           50                   4
  Amortization of intangible assets............           57                  32
  Non-cash compensation expense................           --                   4
                                                        ----                 ---
     Total operating expenses..................          157                  98
                                                        ----                 ---
Loss from operations...........................         (106)                (30)
Other income (expense).........................            1                  (1)
Provision for income taxes.....................           --                  (2)
Minority interest..............................           (3)                 --
                                                        ----                 ---
Net loss.......................................         (108)%               (32)%
                                                        ====                 ===

     Revenues

     LICENSES. License revenues represented 38% and 47% of the total revenues for the 1998 and 1999 periods, respectively, and increased $8.9 million, or 245%, from $3.6 million in the 1998 period to $12.5 million in 1999. This increase was primarily attributable to increased demand for new and additional licensings from new and existing customers, larger transaction sizes and the expansion of our domestic and international sales personnel.

     SOFTWARE SERVICES. Software services revenues represented 32% and 29% of the total revenues for the 1998 and 1999 periods, respectively, and increased by $4.7 million, or 153%, from $3.1 million in the 1998 period to $7.8 million in 1999. This increase was primarily attributable to the increased licensing activity described above, which resulted in increased revenues from customer implementations and maintenance contracts. The greater increase in license revenues as compared to the increase in software services revenues was attributable to the increase in sales of licenses whereby the revenues were recognized upon the execution of the license agreement and delivery of the software to the client. Typically, software services are provided subsequent to the recognition of the license revenues.

     STRATEGIC CONSULTING. Strategic consulting revenues represented 30% and 24% of the total revenues for the 1998 and 1999 periods, respectively, and increased $3.7 million, or 126%, from $2.9 million in the 1998 period to $6.6 million in 1999 and are derived from the Caminus Limited subsidiary acquired in May 1998. This increase was primarily attributable to an increased number of engagements, which was partially attributable to an increase in the number of our consultants.

     Cost of Revenues

     COST OF LICENSES. Cost of licenses primarily consists of the personnel costs associated with completing product enhancements and the software license costs associated with third-party software that is integrated into our products. Cost of licenses as a percentage of revenues was 2% and 3% for the 1998 and 1999 periods, respectively, and increased $0.6 million, or 294%, from $0.2 million in the 1998 period to $0.8 million in 1999. The increase was primarily attributable to the costs of product enhancements performed by DC Systems subsequent to our July 1999 acquisition of DC Systems.

     COST OF SOFTWARE SERVICES. Cost of software services consists primarily of personnel costs associated with providing implementations, support under maintenance contracts and training through our professional service group. Cost of software services as a percentage of revenues was 24% and 17% for the 1998 and 1999 periods, respectively, and increased $2.4 million, or 106%, from $2.3 million in the 1998 period to $4.7 million in 1999. This increase was primarily attributable to the increase in the number of implementations, training and technical support personnel, and related recruiting expenses, to support the growth of the implementations and the installed customer base. During 1999, we established a dedicated customer support desk, which also required additional personnel. We plan to continue expanding our implementation and support services group and, accordingly, expect the dollar amount of our cost of software implementation and support services to increase.

     COST OF STRATEGIC CONSULTING. Cost of strategic consulting consists of personnel costs incurred in providing professional consulting services. Cost of strategic consulting as a percentage of revenues was 23% and 11% for the 1998 and 1999 periods, respectively, and increased $0.7 million, or 32%, from $2.2 million in the 1998 period to $2.9 million in 1999. This increase was principally attributable to an increase in the number of our consultants, and related recruiting expenses, to support the growth in revenues. We plan to continue expanding our strategic consulting organization and expect these expenses to increase.

     Operating Expenses

     SALES AND MARKETING. Sales and marketing expenses consist primarily of sales and marketing personnel costs, promotional and travel expenses and commissions. Sales and marketing expenses as a percentage of revenues was 5% and 15% for the 1998 and 1999 periods, respectively, and increased $3.6 million, or 774%, from $0.5 million in the 1998 period to $4.1 million in 1999. This increase was primarily due to an increase in headcount, recruiting expenses and promotional and travel expenses associated with the hiring of additional sales and marketing personnel to support the expansion of our domestic and international sales organizations. We plan to continue expanding our sales and marketing organization and expect our sales and marketing expenses to increase.

     RESEARCH AND DEVELOPMENT. Research and development expenses consist primarily of personnel costs for product development personnel and other related direct costs associated with the development of new products, the enhancement of existing products, quality assurance and testing. Research and development expenses as a percentage of revenues was 12% and 15% for the 1998 and 1999 periods, respectively, and increased $2.8 million, or 241%, from $1.2 million in the 1998 period to $3.9 million in 1999. This increase was primarily due to an increased hiring of personnel and to other expenses associated with the development of new products and enhancements of existing products. We plan to continue expanding our research and development organization and expect our research and development expenses to increase.

     GENERAL AND ADMINISTRATIVE. General and administrative expenses consist primarily of personnel costs of executive, financial, human resource and information services personnel as well as facility costs and related office expenses, management fees and outside professional fees. General and administrative expenses as a percentage of revenues were 33% and 29% for the 1998 and 1999 periods, respectively, and increased $4.6 million, or 146%, from $3.1 million in the 1998 period to $7.7 million in 1999. This increase was primarily due to increased staffing required to support our expanded operations in the United States and internationally and, to a lesser extent, increased costs of outside professional services and management fees.

     ACQUIRED IN-PROCESS RESEARCH AND DEVELOPMENT. Acquired in-process research and development as a percentage of revenues was 50% and 4% for the 1998 and 1999 periods, respectively, and was $4.8 million in the 1998 period and $1.0 million in 1999. Acquired in-process research and development represents the fair value of the in-process research and development acquired during the 1998 purchase of Zai*Net and the 1999 purchase of DC Systems, respectively. In the opinion of management, the acquired in-process research and development had not yet reached technological feasibility and had no alternative future uses. Accordingly, such amount was expensed on the date of acquisition. Zai*Net had two major projects in progress at the time of the acquisition: power trading and scheduling; and gas trading and scheduling. Development of power trading and scheduling proceeded as anticipated in our year end appraisal and began generating revenues this year consistent with our appraisal. Gas trading and scheduling projects were more complex than anticipated. Therefore, we revised the original estimated completion date of April 1999 to mid-1999 and further revised this estimate in conjunction with the DC Systems acquisition in July 1999. In conjunction with the acquisition of DC Systems, we postponed this project in order to evaluate comparable products of DC Systems. DC Systems had one major project in progress at the time of the acquisition. This project added functionality to Plant Master, and we estimate to complete this project in 2000. We believe there have been no significant changes to these estimates as of December 31, 1999. See note 3 of the Caminus Corporation financial statements for a discussion of the calculation of acquired in-process research and development.

     AMORTIZATION OF INTANGIBLE ASSETS. The amortization of the intangible assets represents the amortization of goodwill, which is the excess of the purchase price over the net assets acquired from the acquisitions of Zai*Net, Caminus Limited, Positron and DC Systems, and other intangible assets. Amortization of intangibles as a percentage of revenues was 57% and 32% for the 1998 and 1999 periods, respectively, and increased $3.1 million, or 56%, from $5.5 million in the 1998 period to $8.6 million in 1999. The increase was primarily attributable to our incurring amortization expense related to the 1998 acquisitions for a full year versus eight months in the 1998 period, and the additional amortization expense related to the DC Systems acquisition in the 1999 period.

     NON-CASH COMPENSATION EXPENSE. Non-cash compensation expense in 1999 primarily represents the issuance in November 1999 of an aggregate 57,486 shares of common stock for no cash consideration to three employees in connection with our acquisition of Positron.

     Loss From Operations

     As a result of the variances described above, operating loss decreased by $2.4 million, or 24%, from $10.1 million in the 1998 period to $7.7 million in 1999. Operating expenses as a percentage of revenues was 157% and 98% for the 1998 and 1999 periods, respectively.

     Adjusted EBITDA

     Adjusted EBITDA as a percentage of revenues was 4% and 12% for the 1998 and 1999 periods, respectively. Adjusted EBITDA increased $2.9 million, or 827%, from $0.4 million in the 1998 period to $3.3 million in 1999.

     Provision for Income Taxes

     Our provision for income taxes for 1999 was $0.6 million and related primarily to foreign income taxes. Our provision for income taxes for the 1998 period related to state and local taxes and was not significant. If we had been a C-corporation, our provision (benefit) for income taxes would have been $0.2 million for the 1998 and 1999 periods.

     Minority Interest

     Minority interest represents the earnings attributable to the 29% of Zai*Net that we did not own during the 1998 period.

     IPO expenses

     As a result of our initial public offering in January 2000, certain events occurred which required us to record significant charges in the quarter ended March 31, 2000. These transactions include the earning of an option granted to the former shareholders of Caminus Energy Limited, which resulted in a charge of approximately $7.0 million including taxes, a payment of approximately $0.5 million for a special one-time bonus to the former shareholders of Caminus Energy Limited, a payment of $1.3 million for a termination fee to GFI to cancel its consulting and advisory agreement and the granting of shares and the forgiveness of a loan to our President and Chief Executive Officer, which will result in a charge of approximately $3.7 million.

COMPARISON OF THE ZAI*NET (PREDECESSOR) YEAR ENDED DECEMBER 31, 1997 TO THE PERIOD FROM INCEPTION THROUGH DECEMBER 31, 1998

     The following table sets forth the consolidated financial information as a percentage of revenues for the year ended December 31, 1997 of Zai*Net, our predecessor, and for the period from our inception through December 31, 1998. The consolidated financial information for us and Zai*Net is derived from the audited consolidated financial statements included elsewhere in this annual report. The period from inception though December 31, 1998 is approximately eight months and includes the consolidated results of operations of Zai*Net and Caminus Limited, which is being compared to Zai*Net for the year ended December 31, 1997. Accordingly, there are fluctuations within the revenues and expenses which are primarily attributable to the disparity between the periods and the bases of the companies. The discussion below outlines other trends in our business.

                                                                           CAMINUS
                                                                       ----------------
                                                       ZAI*NET            INCEPTION
                                                    (PREDECESSOR)      (APRIL 29, 1998)
                                                  -----------------        THROUGH
                                                     YEAR ENDED          DECEMBER 31,
                                                  DECEMBER 31, 1997          1998
                                                  -----------------    ----------------
Revenues:
  Licenses......................................          36%                  38 %
  Software services.............................          64                   32
  Strategic consulting..........................          --                   30
                                                         ---                -----
     Total revenues.............................         100                  100
Cost of revenues:
  Cost of licenses..............................          --                    2
  Cost of software services.....................          32                   24
  Cost of strategic consulting..................          --                   23
                                                         ---                -----
     Gross profit...............................          68                   51
Operating expenses:
  Research and development......................          29                   12
  Selling, general and administrative...........          39                   38
  Acquired in-process research and development..          --                   50
  Amortization of intangible assets.............          --                   57
                                                         ---                -----
     Total operating expenses...................          68                  157
                                                         ---                -----
Loss from operations............................          --                 (106)
                                                         ---                -----
Other income....................................          --                    1
Provision for income taxes......................          --                   --
Minority interest...............................          --                   (3)
                                                         ---                -----
Net income (loss)...............................          --%                (108)%
                                                         ===                =====

     Revenues

     LICENSE. License revenues represented 36% and 38% of the total revenues for the 1997 and 1998 periods, respectively, and increased $2.1 million, or 139%, from $1.5 million in 1997 to $3.6 million in 1998. This increase was primarily attributable to sales to new customers, additional sales to existing customers and, to a lesser extent, from an increase in the number of our sales personnel.

     SOFTWARE SERVICES. Software services revenues represented 64% and 32% of the total revenues for the 1997 and 1998 periods, respectively, and increased $0.4 million, or 16%, from $2.7 million in 1997 to $3.1 million in 1998. This increase was primarily attributable to the increased licensing activity described above, which resulted in increased revenues from customer implementations and maintenance contracts. The greater increase in license revenues as compared to the increase in software services revenues was attributable to the disproportional timing of the recognition of the respective revenues. During 1997 many of our sales of licenses had acceptance criteria and, accordingly, license revenues were deferred and the recognition of such revenues occurred during 1998 when we completed our obligations under the license agreement and the software had been accepted. Software services revenues were recognized ratably over the implementation as such services were performed.

     STRATEGIC CONSULTING. Strategic consulting revenues represented 0% and 30% of the total revenues for the 1997 and 1998 periods, respectively, and were $2.9 million in 1998. There were no strategic consulting revenues in 1997 as the predecessor company was not in that business.

     Cost of Revenues

     COST OF REVENUES. Cost of revenues during 1998 consisted primarily of personnel costs associated with providing implementations, strategic consulting, support under maintenance contracts and training through our professional service group and the cost of licensing third-party software. Cost of revenues during 1997 consisted primarily of personnel costs associated with providing implementations, support under maintenance contracts and training through our professional service group. Cost of licenses was insignificant for the respective periods ended 1997. Cost of revenues as a percentage of revenues was 32% and 49% for the 1997 and 1998 periods, respectively, and increased $3.4 million, or 252%, from $1.3 million in 1997 to $4.7 million in 1998. This increase was primarily attributable to the increase in the number of implementation, training and technical support personnel, and related recruiting expenses, to support the growth of the implementations and the installed customer base. Additionally, there was no cost associated with the strategic consulting business during 1997.

     Operating Expenses

     RESEARCH AND DEVELOPMENT. Research and development expenses as a percentage of revenues were 29% and 12% for the 1997 and 1998 periods, respectively, and was approximately $1.2 million in each of 1997 and 1998.

     SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses as a percentage of revenues were 39% and 38% for the 1997 and 1998 periods, respectively, and increased $2.0 million, or 120%, from $1.6 million in 1997 to $3.6 million in 1998. This increase was primarily due to increased staffing required to support our expanded operations in the United States and internationally and, to a lesser extent, increased costs of outside professional services and management fees.

     ACQUIRED IN-PROCESS RESEARCH AND DEVELOPMENT. Acquired in-process research and development expenses as a percentage of revenues were 0% and 50% for the 1997 and 1998 periods, respectively, and $4.8 million during 1998 represented the in-process research and development costs related to the acquisition of Zai*Net. In the opinion of management and the third-party appraiser, the acquired in-process research and development had not yet reached technological feasibility and had no alternative future uses. See note 3 of the Caminus Corporation financial statements for a discussion of the calculation of acquired in-process research and development.

     AMORTIZATION OF INTANGIBLE ASSETS. The amortization of the intangible assets represents the amortization of goodwill, which is the excess of the purchase price over the net assets acquired from the acquisitions of Zai*Net, Caminus Limited and Positron, the amortization of intangible assets and the write-off of the value of the SS&C Technologies, Inc. distribution agreement. As of December 31, 1998, we had not sold any of the SS&C products acquired under the distribution agreement. Further, we do not have an active plan to sell the software, which was acquired pursuant to the terms of the distribution agreement. Because we have not resold any SS&C software, nor do we have a formal plan in place to resell this software, the total guaranteed minimum payments to SS&C as stipulated in the distribution agreement have been recorded as a charge in the statement of operations. For a discussion of the SS&C distribution agreement, see note 13 of the Caminus Corporation financial statements. Amortization of intangible assets as a percentage of revenues was 0% and 57% for the 1997 and 1998 periods, respectively, and was $5.5 million in 1998. There was no intangible asset amortization in 1997.

     Loss From Operations

     As a result of the write-off of the acquired in-process research and development and the amortization of intangible assets during 1998, operating loss increased from $0.0 million in 1997 to $10.1 million in 1998. Operating expenses as a percentage of revenues were 68% and 157% for the 1997 and 1998 periods, respectively.

     Adjusted EBITDA

     Adjusted EBITDA as a percentage of revenues was 3% and 4% for the 1997 and 1998 periods, respectively. Adjusted EBITDA increased $0.2 million, or 199%, to $0.4 million in 1998.

     Minority Interest

     Minority interest in 1998 represents the earnings attributable to the 29% of Zai*Net that we did not own.

SELECTED QUARTERLY RESULTS OF OPERATIONS

     The following tables represent certain unaudited consolidated statement of operations information for each quarter in the seven quarters ended December 31, 1999, as well as such information expressed as a percentage of total revenues for the periods indicated. The information for the seven quarters ended December 31, 1999 was derived from unaudited financial statements and has been prepared on the same basis as our audited consolidated financial statements and, in the opinion of management, includes all adjustments, which consist of normal recurring adjustments, that we consider necessary for the fair presentation of such information when read in conjunction with our audited consolidated financial statements and notes thereto, appearing elsewhere in this annual report. Due to the acquisitions completed during 1998 and the significant changes in our operations, the comparison of fluctuations for these time periods would not provide a meaningful understanding of our on-going operations. We believe quarter-to-quarter comparisons of financial results should not be relied upon as an indication of future performance, and operating results may fluctuate from quarter to quarter in the future. See "Certain Factors That May Affect Our Business" and the financial statements contained elsewhere in this annual report. We expect our results of operations will fluctuate and the price of our common stock could fall if quarterly results are lower than the expectation of securities analysts.

     From the date of our formation as a limited liability company through December 31, 1999, we were not subject to federal and state income taxes, except for certain New York income taxes on limited liability companies. The amounts in the line item of the statement of operations and other data table below titled "Pro forma net income (loss)" reflect the additional tax provision that we would have recorded had we been a C corporation for the periods presented.

                                                                          CAMINUS
                           -----------------------------------------------------------------------------------------------------
                                                                       QUARTER ENDED
                           -----------------------------------------------------------------------------------------------------
                            JUNE 30,     SEPTEMBER 30,   DECEMBER 31,    MARCH 31,     JUNE 30,     SEPTEMBER 30,   DECEMBER 31,
                              1998           1998            1998          1999          1999           1999            1999
                           -----------   -------------   ------------   -----------   -----------   -------------   ------------
STATEMENT OF OPERATIONS
 DATA:
Revenues:
 Licenses................  $   916,015    $ 1,009,842    $ 1,713,286    $ 1,776,579   $ 2,518,746    $ 3,793,296    $ 4,449,996
 Software services.......      676,000      1,205,417      1,209,341      1,949,373     2,057,217      1,672,923      2,136,367
 Strategic consulting....      855,768        864,782      1,175,552      1,509,504     1,430,558      1,817,363      1,798,731
                           -----------    -----------    -----------    -----------   -----------    -----------    -----------
   Total revenues........    2,447,783      3,080,041      4,098,179      5,235,456     6,006,521      7,283,582      8,385,094
                           -----------    -----------    -----------    -----------   -----------    -----------    -----------
Gross profit.............    1,369,971      1,485,264      2,085,750      3,654,117     4,052,222      4,966,777      5,851,411
Operating expenses.......    4,760,914      2,584,088      7,729,349      4,810,067     5,369,897      8,274,752      7,805,664
                           -----------    -----------    -----------    -----------   -----------    -----------    -----------
Operating loss...........   (3,390,943)    (1,098,824)    (5,643,599)    (1,155,950)   (1,317,675)    (3,307,975)    (1,954,253)
Other income (expense),
 net.....................       25,438         31,097         40,374          3,247       (54,949)       (75,154)      (100,460)
Provision (benefit) for
 income taxes............       44,511         12,778        (21,554)        73,245        66,323        194,726        311,472
Minority interest........      (98,917)       (91,002)      (109,077)            --            --             --             --
                           -----------    -----------    -----------    -----------   -----------    -----------    -----------
Net loss.................  $(3,508,933)   $(1,171,507)   $(5,690,748)   $(1,225,948)  $(1,438,947)   $(3,577,855)   $(2,366,185)
                           ===========    ===========    ===========    ===========   ===========    ===========    ===========
Pro forma net loss.......  $(3,405,511)   $(1,139,160)   $(5,614,558)   $(1,442,079)  $(1,470,668)   $(3,468,018)   $(1,392,089)
                           ===========    ===========    ===========    ===========   ===========    ===========    ===========
Basic and diluted net
 loss per common share...       $(0.50)        $(0.16)        $(0.75)        $(0.15)       $(0.18)        $(0.43)        $(0.26)
Pro forma basic and
 diluted net loss per
 common share............       $(0.48)        $(0.16)        $(0.74)        $(0.18)       $(0.18)        $(0.42)        $(0.15)
Weighted average
 shares -- basic and
 diluted.................    7,074,526      7,309,717      7,604,362      7,966,928     7,993,157      8,296,539      9,274,954

                                                                      CAMINUS
                           ----------------------------------------------------------------------------------------------
                                                                   QUARTER ENDED
                           ----------------------------------------------------------------------------------------------
                           JUNE 30,   SEPTEMBER 30,   DECEMBER 31,   MARCH 31,   JUNE 30,    SEPTEMBER 30,   DECEMBER 31,
                             1998         1998            1998         1999        1999          1999            1999
                           --------   -------------   ------------   ---------   ---------   -------------   ------------
STATEMENT OF OPERATIONS
  DATA:
Revenues:
  Licenses...............      37%          33%             42%          34%         42%           52%            53%
  Software services......      28           39              29           37          34            23             25
  Strategic consulting...      35           28              29           29          24            25             22
                             ----          ---            ----          ---         ---           ---            ---
    Total revenues.......     100          100             100          100         100           100            100
                             ----          ---            ----          ---         ---           ---            ---
Gross profit.............      56           48              51           70          67            68             70
Operating expenses.......     194           84             189           92          89           114             93
                             ----          ---            ----          ---         ---           ---            ---
Operating income
  (loss).................    (138)         (36)           (138)         (22)        (22)          (45)           (23)
Other income (expense),
  net....................       1            1               1           --          (1)           (1)            (1)
Provision (benefit) for
  income taxes...........       2           --              (1)           1           1             3              4
Minority interest........      (4)          (3)             (3)          --          --            --             --
                             ----          ---            ----          ---         ---           ---            ---
Net loss.................    (143)%        (38)%          (139)%        (23)%       (24)%         (49)%          (28)%
                             ====          ===            ====          ===         ===           ===            ===
Pro forma net loss.......    (139)%        (37)%          (137)%        (28)%       (24)%         (48)%          (17)%
                             ====          ===            ====          ===         ===           ===            ===

LIQUIDITY AND CAPITAL RESOURCES

     In February 2000, we closed the initial public offering of 5,027,800 shares of our common stock, realizing net proceeds from the offering of approximately $59.5 million.

     Cash and cash equivalents as of December 31, 1999 were approximately $0.7 million, a decrease of approximately $2.1 million from December 31, 1998. Our cash flow used in operating activities is primarily affected by, but not limited to, cash received from customers, cash paid to compensate employees, cash paid for professional fees, cash paid for the leasing of real estate and equipment and cash paid to third party software licensors. We prepare our cash flow statement using the indirect method which reconciles net income to cash used in operating activities. Therefore, the following discussion explains the significant items which impact the reconciliation of net income to cash flow from operating activities. The explanations should be read in conjunction with our consolidated statements of cash flow appearing elsewhere in this annual report. Net cash used in operating activities for the year ended December 31, 1999 was approximately $1.9 million. Net cash used in operating activities primarily resulted from our net loss of $8.6 million, an increase in accounts receivable and prepaid expenses of $4.0 million and $0.9 million, respectively, and a decrease in deferred revenue of $2.6 million. This was partially offset by depreciation and amortization of $9.0 million, acquired in-process research and development write-offs of $1.0 million, non-cash compensation expense of $1.0 million and an increase in accrued liabilities of $2.8 million. The increase in accounts receivable was primarily attributable to the growth of our business. The increase in accrued liabilities and prepaid expenses was primarily related to professional fees associated with certain costs of our initial public offering. Additionally, the increase in accrued liabilities was attributable to the increase in accrued bonuses. Deferred revenues decreased approximately $2.6 million during the year ended December 31, 1999 primarily due to a decrease in deferred license revenues, partially offset by an increase in deferred maintenance revenues. Deferred license revenues decreased primarily due to completion of our obligations under certain license agreements and the acceptance of the software by the customers. Accordingly, certain license revenues, which were deferred at December 31, 1998, were recognized during the year ended December 31, 1999. During 1999, we modified our standard license agreement by removing all acceptance criteria. As a result, our current license agreements generally allow for the recognition of revenues upon the execution and delivery of the software to the customer. Deferred maintenance revenues increased primarily due to a change in billing practice, where most customers are now invoiced on an annual or quarterly basis instead of a monthly basis.

     Our cash flow used in investing activities is primarily affected by, but not limited to, net cash paid to acquire businesses and cash paid for capital expenditures. The discussions appearing below should be read in conjunction with our consolidated statements of cash flow appearing elsewhere in this annual report. Net cash used in investing activities during the year ended December 31, 1999 was approximately $11.1 million and resulted primarily from the purchase of DC Systems for $9.9 million, net of cash acquired, and $1.2 million in capital expenditures for computer and communications equipment, purchased software, office equipment, furniture, fixtures and leasehold improvements.

     Our cash flow provided by financing activities is primarily affected by, but not limited to, net cash received from investors, net cash received under borrowings from a credit facility, cash paid to affiliates and stockholders under contractual obligations, and cash distributions paid to stockholders. The discussions appearing below should be read in conjunction with our consolidated statements of cash flow appearing elsewhere in this annual report. Net cash provided by financing activities during the year ended December 31, 1999 was approximately $11.0 million. During the year ended December 31, 1999, financing activities provided cash of approximately $12.3 million from the sale of equity, $3.0 million from borrowings under a credit agreement entered into in June with Fleet Bank and approximately $1.8 million in subscriptions received. These funds were used for the payment of the purchase price for DC Systems, an earnout to the former owners of Zai*Net of

$2.2 million, to repurchase an equity interest in us held by SS&C Technologies, Inc. for $0.3 million and to pay the $1.7 million due under the distributor agreement with SS&C and $0.3 million distribution to members for taxes.

     On June 23, 1999, we entered into a credit agreement with Fleet Bank which provided for total borrowings of up to $5.0 million under two facilities, a revolving loan and a working capital loan. The revolving loan provided for borrowings of up to $2.5 million and the working capital loan provided for borrowings that were limited to 85% of eligible accounts receivable, less $0.5 million, which in the aggregate were not allowed to exceed $2.5 million. The loans under this agreement bore interest either at the bank's reference rate, which is generally equivalent to the published prime rate, or LIBOR plus an applicable margin between 2.5% and 3.0%. The credit agreement required maintenance of customary financial ratios. In February 2000, the then outstanding balance was paid from the proceeds of our initial public offering and our existing credit agreement was terminated.

     We have historically funded our operations and acquisitions primarily from the proceeds of equity sales and borrowings under our credit facility. We expect that our working capital needs will continue to grow as we execute our growth strategy. We believe the net proceeds from our initial public offering and cash to be generated from operations will be sufficient to meet our expenditure requirements for at least the next twelve months.

YEAR 2000 COMPLIANCE

     We have not experienced any problems with our computer systems relating to the inability of such systems to recognize appropriate dates associated with the year 2000. We are also not aware of any material year 2000 problems with our clients or vendors. Accordingly, we do not anticipate incurring material expenses or experiencing any material operational disruptions as a result of any year 2000 problems.

NEW ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board issued Financial Accounting Standards Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities," which is effective for the Company beginning in 2001. FAS 133 establishes accounting and reporting standards for derivative financial instruments and hedging activities related to those instruments, as well as other hedging activities. Because we do not currently hold any derivative financial instruments and do not engage in hedging activities, we expect the adoption of FAS 133 will not have a material impact on our consolidated financial condition, results of operations or cash flows.

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, Revenue Recognition, "SAB 101", which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the Securities and Exchange Commission. SAB 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosures related to revenue recognition policies. Management believes that its revenue recognition policies and practices are in conformance with SAB 101.

CERTAIN FACTORS THAT MAY AFFECT OUR BUSINESS

WE HAVE A LIMITED HISTORY AS A COMBINED OPERATING ENTITY THAT PROVIDES BOTH SOFTWARE SOLUTIONS AND STRATEGIC CONSULTING SERVICES, AND WE MAY FACE DIFFICULTIES ENCOUNTERED BY RECENTLY COMBINED COMPANIES THAT OPERATE IN DIFFERENT GEOGRAPHIC REGIONS AND PROVIDE VARIED PRODUCTS AND SERVICES

     In April 1998, we were organized as a limited liability company for the purpose of acquiring Zai*Net Software, L.P., a software company based in New York, and Caminus Limited, a strategic consulting practice based in Cambridge, England. Accordingly, we have a limited history of combined operations and may face difficulties encountered by recently combined companies that operate in different geographic regions and provide varied products and services, especially in rapidly evolving markets such as the energy market. Please see "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Overview" for detailed information on our limited operating history.

WE EXPECT OUR RESULTS OF OPERATIONS TO FLUCTUATE AND THE PRICE OF OUR COMMON STOCK COULD FALL IF QUARTERLY RESULTS ARE LOWER THAN THE EXPECTATIONS OF SECURITIES ANALYSTS

     Our revenues and results of operations have fluctuated in the past and may vary from quarter to quarter in the future. If our quarterly results fall below the expectations of securities analysts, the price of our common stock could fall. A number of factors, many of which are outside our control, may cause variations in our results of operations, including:

     - demand for our software solutions and strategic consulting services

     - the timing and recognition of sales of our products and services

     - unexpected delays in developing and introducing new products and services

     - increased expenses, whether related to sales and marketing, product development or administration

     - changes in the rapidly evolving market for products and services in the energy industry

     - the mix of revenues derived from products and services

     - the hiring, retention and utilization of personnel

     - the mix of domestic and international revenues

     - costs related to possible acquisitions of technologies or businesses

     - general economic factors

     - changes in the revenue recognition policies required by generally accepted accounting principles

     Accordingly, we believe that quarter-to-quarter comparisons of our results of operations are not necessarily meaningful. You should not rely on the results of one quarter as an indication of our future performance.

     A substantial portion of our operating expenses is related to personnel costs, marketing programs and overhead, which cannot be adjusted quickly and are therefore relatively fixed in the short term. Our operating expense levels are based, in significant part, on our expectations of future revenues on a quarterly basis. As a result, if revenues for a particular quarter are below our expectations, we may not be able to reduce operating expenses proportionately for that quarter, and therefore this revenue shortfall would have a disproportionately negative effect on our operating results and cash flows for that quarter.

     In addition, we plan to increase our operating expenses to expand our sales and marketing operations, fund greater levels of research and development, broaden strategic consulting and software services and improve our operational and financial systems. If our revenues do not increase as quickly as these expenses, our results of operations and cash flows may suffer and our stock price may decline.

OUR LENGTHY SALES CYCLE MAKES IT DIFFICULT TO PREDICT OUR QUARTERLY RESULTS AND THE PRICE OF OUR COMMON STOCK COULD FALL IF QUARTERLY RESULTS ARE LOWER THAN THE EXPECTATIONS OF SECURITIES ANALYSTS

     Our long sales cycle, which can range from five to six months or more, makes it difficult to predict the quarter in which sales may occur or revenues may be recognized. Our sales cycle varies depending on the size and type of customer considering a purchase and whether we have conducted business with a potential customer in the past. These potential customers frequently need to obtain internal approvals from multiple decision makers prior to making purchase decisions. Delays in sales could cause significant variability in our revenues and results of operations for any particular period. If our quarterly results and cash flows fall below the expectations of securities analysts, our stock price may decline.

WE MAY NOT BE ABLE TO OBTAIN OR SUSTAIN MARKET ACCEPTANCE FOR OUR PRODUCTS AND SERVICES

     Because the market for products and services in the energy industry is rapidly evolving, a viable market for our products and services may not be sustainable. We may not be able to continue to develop products and services that serve the changing needs of energy market participants in this evolving market. Organizations that have already invested substantial resources in proprietary or other third-party solutions for buying, selling or trading energy assets may be reluctant or slow to adopt a new approach that may replace, limit or compete with their existing systems. These factors could inhibit the market's acceptance of our products and services in particular.

THE MARKET FOR PRODUCTS AND SERVICES IN THE ENERGY INDUSTRY IS COMPETITIVE, AND WE EXPECT COMPETITION TO INTENSIFY IN THE FUTURE; WE MAY NOT BE ABLE TO COMPETE SUCCESSFULLY

     The market for products and services in the energy industry is competitive, and we expect competition to intensify in the future as participants in the energy industry try to respond to increasing deregulation. Our primary competition currently comes from internal development efforts of energy participants for internal use or for sale to other market participants, vendors of software solutions and providers of strategic consulting services.

     Some of our current and many of our potential competitors have or may have longer operating histories and significantly greater financial, technical, marketing and other resources than we do, and may be able to respond more quickly than we can to new or changing opportunities, technologies and customer requirements. Also, our current and potential competitors have or may have greater name recognition and more extensive customer bases that they can leverage to gain market share. These competitors may be able to undertake more extensive promotional activities, adopt more aggressive pricing policies and offer more attractive terms to purchasers than we can. In addition, our current and potential competitors have established or may establish cooperative relationships among themselves or with third parties to enhance their products and services and expand their markets. Accordingly, new competitors or alliances among competitors may emerge and rapidly acquire significant market share. Increased competition could result in price reductions, reduced revenues and the loss of customers, which could result in increased losses or reduced profits.

WE MAY NOT BE ABLE TO SUFFICIENTLY EXPAND OUR SALES AND DISTRIBUTION CAPABILITIES AND STRATEGIC CONSULTING SERVICES IN ORDER TO INCREASE MARKET AWARENESS OF OUR PRODUCTS AND SERVICES AND INCREASE OUR REVENUES

     We must expand our direct sales operations and strategic consulting services in order to increase market awareness of our products and services and generate increased revenues. We require sales and consulting personnel with significant subject matter expertise in the energy industry. We may not be able to hire a sufficient number of sales and consulting personnel in a timely, cost-effective manner. Moreover, all of our strategic consultants are currently based in Europe, and we may encounter significant start-up costs in connection with establishing strategic consulting operations in the United States.

OUR REVENUES ARE SUBSTANTIALLY DEPENDENT UPON SALES OF A LIMITED NUMBER OF SOFTWARE PRODUCTS AND RELATED SERVICES

     Factors adversely affecting the pricing of or demand for our products and services, such as competition or technological change, could have a material adverse effect on our business, financial condition and results of operations. To date, a significant percentage of our revenues has come from licensing our Zai*Net Manager, Zai*Net Risk Analytics, Zai*Net Physicals and Zai*Net Models software and providing related services. We currently expect that these activities will account for a significant percentage of our revenues for the foreseeable future. Our future financial performance will depend, in large part, on the continued market acceptance of our existing products and the successful development, introduction and customer acceptance of new or enhanced versions of our software products and services, including the end-to-end energy software solution that we are developing with ABB Energy Information Systems. We may not be successful in developing and marketing our Zai*Net Manager, Zai*Net Risk Analytics, Zai*Net Physicals and Zai*Net Models software.

WE MAY NOT BE ABLE TO MANAGE OUR EXPANDING OPERATIONS

     Rapid growth in numerous geographic regions has placed and will continue to place a significant demand on our management, financial and operational resources. Such demands have already required us and may require us in the future to engage third-party resources over which we have limited control to assist us in implementing our growth strategy. We have expanded our operations rapidly and currently have three offices in the United States and two in the United Kingdom. We intend to continue to expand our U.S. and international operations in the foreseeable future to pursue existing and potential market opportunities and to support our growing customer base. In order to manage growth effectively, we must implement and improve our operational systems, procedures and controls on a timely and cost-effective basis. If we fail to improve our operational systems in a timely and cost-effective manner, we could experience customer dissatisfaction, cost inefficiencies and lost revenue opportunities.

WE FACE RISKS ASSOCIATED WITH OUR INTERNATIONAL OPERATIONS AND PLANS FOR
EXPANSION

     One of our key strategies is to continue to expand our international operations and sales and marketing efforts. If we are unsuccessful, we may lose customers that operate globally, which will adversely affect our results of operations. In addition, international operations are subject to inherent risks that may limit our international expansion or cause us to incur significant costs to compete effectively in international markets. These include:

     - the need to comply with the laws and regulations of different countries

     - difficulties in enforcing contractual obligations and intellectual property rights in some countries

     - difficulties and costs of staffing and managing foreign operations

     - fluctuations in currency exchange rates and the imposition of exchange or price controls or other restrictions on the conversion of foreign currencies

     - difficulties in collecting international accounts receivable and the existence of potentially longer payment cycles

     - language and cultural differences

     - local economic conditions in foreign markets

WE MAY NOT BE ABLE TO INTEGRATE THE OPERATIONS FROM OUR RECENT AND FUTURE ACQUISITIONS

     As part of our business strategy, we have completed and expect to enter into additional business combinations and acquisitions, such as our July 1999 acquisition of DC Systems.

     Acquisition transactions are accompanied by a number of risks, including, among other things:

     - the difficulty of assimilating the operations and personnel of the acquired companies

     - the potential disruption of our ongoing business

     - expenses associated with the transactions, including expenses associated with amortization of acquired intangible assets

     - the potential unknown liabilities associated with acquired businesses

IF NEW MEMBERS OF OUR SENIOR MANAGEMENT ARE NOT SUCCESSFULLY INTEGRATED WITH OUR MANAGEMENT TEAM, WE MAY NOT BE ABLE TO SUCCESSFULLY MANAGE OUR BUSINESS

     Several members of our senior management recently joined us and have not previously worked together. David M. Stoner, our chief executive officer, joined us in October 1998, and Mark A. Herman, our chief financial officer, joined us in February 1999. In addition, two of our founders, Nigel L. Evans, our senior vice president and head of European operations, and Brian J. Scanlan, our chief technology officer, have been working together only since our acquisitions of Caminus Limited and Zai*Net Software, L.P. in May 1998. As a result, our senior managers are still becoming integrated as a management team and may not work effectively as a team to successfully manage our business.

IF WE FAIL TO ADAPT TO RAPID CHANGES IN THE ENERGY MARKET, OUR EXISTING PRODUCTS COULD BECOME OBSOLETE

     The market for our products is marked by rapid changes in the regulatory environment, new product introductions and related technology enhancements, uncertain product life cycles, changes in customer demands and evolving industry standards. We may not be able to successfully develop and market new products or product enhancements that comply with present or emerging technology standards. Also, any new regulation or technology standard could increase our cost of doing business.

     New products based on new technologies or new industry standards could render our existing products obsolete and unmarketable. To succeed, we will need to enhance our current products and develop new products on a timely basis to keep pace with developments related to the energy market and to satisfy the increasingly sophisticated requirements of customers. Software addressing the trading and management of energy assets is complex and can be expensive to develop, and new products and product enhancements can require long development and testing periods. Any delays in developing and releasing enhanced or new products could cause us to lose revenue opportunities and customers and could increase the cost of doing business.

OUR SOFTWARE PRODUCTS MAY CONTAIN ERRORS OR DEFECTS THAT COULD RESULT IN LOST REVENUES, DELAYED OR LIMITED MARKET ACCEPTANCE OR PRODUCT LIABILITY CLAIMS WITH SUBSTANTIAL LITIGATION COSTS

     Complex software products such as ours often contain errors or defects, particularly when first introduced or when new versions or enhancements are released. Despite internal testing and testing by customers, our current and future products may contain serious defects. Serious defects or errors could result in lost revenues or a delay in market acceptance.

     Because our customers use our products for critical business applications, errors, defects or other performance problems could result in damage to our customers. They could seek significant compensation for losses from us. Although our license agreements typically contain provisions designed to limit our exposure to product liability claims, existing or future laws or unfavorable judicial decisions could negate these limitations. Even if not successful, a product liability claim brought against us would likely be costly and time-consuming, which would require our management to spend time defending the claim rather than operating our business.

UNAUTHORIZED PARTIES MAY OBTAIN AND PROFIT FROM OUR SOFTWARE, DOCUMENTATION AND OTHER PROPRIETARY INFORMATION

     We seek to protect the source code for our proprietary software both as a trade secret and as a copyrighted work. Our policy is to enter into confidentiality agreements with our employees, consultants, vendors and customers and to control access to our software, documentation and other proprietary information.

     Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our products or obtain and use information that we regard as proprietary. Policing unauthorized use of our products is difficult, and while we are unable to determine the extent to which piracy of our software products exists, such piracy can be expected to be a persistent problem, particularly in international markets where the laws of foreign countries are not as protective as they are in the U.S. Our trade secrets or confidentiality agreements may not provide meaningful protection of our proprietary information. We are aware of competitors which offer similar functionality in their products. We can provide no assurance that others will not independently develop similar technologies or duplicate any technology developed by us.

     We rely on outside licensors for technology that is incorporated into and is necessary for the operation of our products. Our success will depend in part on our continued ability to have access to such technologies that are or may become important to the functionality of our products.

OTHERS MAY CLAIM THAT WE INFRINGE ON THEIR INTELLECTUAL PROPERTY RIGHTS, WHICH MAY LIMIT OUR ABILITY TO CONDUCT OUR BUSINESS

     As the number of software products in the energy industry increases and the functionality of products from different software developers further overlaps, software developers and publishers may increasingly become subject to claims of infringement or misappropriation of the intellectual property or proprietary rights of others. Although we are not currently subject to any claims of infringement, third parties may assert infringement or misappropriation claims against us in the future with respect to current or future products. Further, we may be subject to additional risks as we enter into transactions in countries where intellectual property laws are not well developed or are poorly enforced. Legal protections of our rights may be ineffective in such countries, and technology developed in such countries may not be protectable in jurisdictions where protection is ordinarily available. In addition, we are obligated to indemnify customers against claims that we infringe the intellectual property rights of third parties. The results of any intellectual property litigation to which we might become a party may force us to do one or more of the following:

     - cease selling or using products or services that incorporate the challenged intellectual property

     - obtain a license, which may not be available on reasonable terms or at all, to sell or use the relevant technology

     - redesign those products or services to avoid infringement

     - refund license fees that we have previously received

OUR BUSINESS MAY BE HARMED IF WE LOSE THE SERVICES OF DAVID STONER, BRIAN SCANLAN, NIGEL EVANS, RICHARD COURON OR OTHER KEY EMPLOYEES

     Our success depends largely on the skills, experience and performance of key employees, particularly David Stoner, our chief executive officer, Brian Scanlan and Nigel Evans, two of our founders, and Richard Couron, the founder of DC Systems. These employees have significant expertise in the energy industry and would be difficult to replace. Our employment agreements with Messrs. Stoner and Scanlan and Dr. Evans expire in 2001. If we lose one or more of our key employees, our business could be harmed.

IF WE FAIL TO CONTINUE TO ATTRACT AND RETAIN PERSONNEL WITH SALES EXPERIENCE, SOFTWARE DEVELOPMENT SKILLS AND SUBJECT MATTER EXPERTISE IN THE ENERGY MARKET, OUR BUSINESS MAY BE HARMED

     Our future success will depend in large part on our ability to continue attracting and retaining highly skilled personnel, particularly salespeople, software developers and consultants who are both experts in their particular fields and have strong customer relationship skills. In particular, the number of people with significant knowledge about evolving energy markets is limited. Newly hired employees will require training and it will take time for them to achieve full productivity. We face intense competition in recruiting and may not be able to hire enough qualified individuals in the future, and newly hired employees may not achieve necessary levels of productivity.

WE MAY NEED ADDITIONAL FINANCING WHICH COULD BE DIFFICULT TO OBTAIN AND WHICH COULD DILUTE YOUR OWNERSHIP INTEREST OR THE VALUE OF YOUR SHARES

     We intend to grow our business rapidly and may require significant external financing in the future. Obtaining additional financing will be subject to a number of factors, including:

     - market conditions

     - our operating performance

     - investor sentiment, particularly with respect to the emerging energy market

     These factors may make the timing, amount, terms and conditions of additional financing unattractive for us. If we are unable to raise capital to fund our operations, we may not be able to successfully grow our business.

     If we raise additional funds through the sale of equity or convertible debt securities, your percentage ownership will be reduced. In addition, these transactions may dilute the value of our outstanding stock. We may have to issue securities that have rights, preferences and privileges senior to our common stock.

OUR PERFORMANCE WILL DEPEND ON THE CONTINUED GROWTH IN DEMAND FOR ENERGY PRODUCTS AND SERVICES

     Our future success depends heavily on the continued growth in demand for energy products and services, which is difficult to predict. If demand for energy products and services does not continue to grow or grows more slowly than expected, demand for our products and services will be reduced. Because a substantial portion of our operating expenses is fixed in the short term, any unanticipated reduction in demand for our products and services would negatively impact our operating results. Utilities and other businesses may be slow to adapt to changes in the energy marketplace or be satisfied with existing services and solutions. This would cause there to be less demand for our products and services than we currently expect. The market for energy trading software and solutions that address the deregulating energy industry is relatively new, and potential customers may wait for widespread adoption of products before making purchase commitments. Even if there is significant market acceptance of products and services for the energy industry, we may incur substantial expenses adapting our solutions to changing or emerging technologies.

THE GLOBAL ENERGY INDUSTRY IS SUBJECT TO EXTENSIVE AND VARIED GOVERNMENTAL REGULATIONS, AND OUR BUSINESS MAY BE ADVERSELY AFFECTED IF WE ARE UNABLE TO SUCCESSFULLY DEVELOP PRODUCTS AND SERVICES THAT ADDRESS NUMEROUS AND RAPIDLY CHANGING REGULATORY REGIMES

     Although the global energy industry is becoming increasingly deregulated, the energy industry, which includes utilities, producers, energy marketers, processors, storage operators, distributors, marketers, pipelines and others, is still subject to extensive and varied local, national and regional regulation. If we are unable to design and develop software solutions and strategic consulting services that address the numerous and changing regulatory requirements, or fail to alter our products and services rapidly enough, our customers or potential customers may not purchase our products and services.

OUR FINANCIAL SUCCESS IS CLOSELY LINKED TO THE HEALTH OF THE ENERGY INDUSTRY

     We currently derive substantially all of our revenues from licensing our software and providing strategic consulting services to participants in the energy industry. Our customers include a number of organizations in the energy industry, and the success of these customers is linked to the health of the energy market. In addition, because of the capital expenditures required in connection with investing in our products and services, we believe that demand for our products and services could be disproportionately affected by fluctuations, disruptions, instability or downturns in the energy market, which may cause customers and potential customers to leave the industry or delay, cancel or reduce any planned expenditures for our software products and related strategic consulting services.

PROJECTIONS INCLUDED IN THIS ANNUAL REPORT RELATING TO THE GROWTH OF THE ENERGY INDUSTRY ARE BASED ON ASSUMPTIONS THAT COULD TURN OUT TO BE INCORRECT AND ACTUAL RESULTS COULD BE MATERIALLY DIFFERENT FROM THE PROJECTIONS

     This annual report contains various data and projections related to revenues generated by the market for products and services to the energy industry. These projections include assumptions regarding the expected growth in information technology spending by energy market participants. Actual results or circumstances may be materially different from the projections. This could reduce our revenues and adversely affect anticipated demand for our products and services. These data and projections are inherently imprecise, and you should not place undue reliance on them.

OUR STOCK PRICE MAY BE VOLATILE

     The market price of our common stock may fluctuate significantly in response to the following factors, some of which are beyond our control:

     - variations in quarterly operating results

     - announcements, by us or our competitors, of significant contracts, acquisitions, strategic partnerships, joint ventures or capital commitments

     - additions or departures of key personnel

     - future sales of common stock

     - changes in financial estimates by securities analysts

     - loss of a major customer

WE MAY INCUR SIGNIFICANT COSTS FROM CLASS ACTION LITIGATION

     In the past, securities class action litigation has often been brought against a company following periods of volatility in the market price of its stock. Such volatility has been particularly common in technology companies. We may in the future be the target of securities litigation. Securities litigation could result in substantial costs and divert management's attention and resources.

ANTI-TAKEOVER PROVISIONS IN OUR CHARTER DOCUMENTS AND DELAWARE LAW COULD PREVENT OR DELAY A CHANGE IN CONTROL OF US

     Certain provisions of our certificate of incorporation and by-laws may discourage, delay or prevent a merger, acquisition or other change in control, even if the change in control would be beneficial to stockholders. Any of these provisions could reduce the market price of our common stock. These provisions include:

     - providing for a classified board of directors with staggered, three-year terms

     - limiting the persons who may call special meetings of stockholders

     - prohibiting stockholder action by written consent

     - establishing advance notice requirements for nominations for election to the board of directors or for proposing matters that can be acted on by stockholders at stockholder meetings

     We are subject to the provisions of Section 203 of the General Corporation Law of Delaware. Section 203 will prohibit us from engaging in certain business combinations, unless the business combination is approved in a prescribed manner. Accordingly, Section 203 may discourage, delay or prevent someone from acquiring or merging with us.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Our exposure to market risk for changes in interest rates related primarily to our revolving line of credit facility. We used part of the proceeds from our initial public offering to repay and terminate our revolving line of credit facility. Accordingly, we no longer have any significant interest rate exposure.

     We have no derivative financial instruments in our cash and cash equivalents. We invest our cash and cash equivalents in investment-grade, highly liquid investments, consisting of money market instruments and bank certificates of deposit. We anticipate investing the net proceeds from our initial public offering in similar investment-grade and highly liquid investments pending their use as described in this prospectus.

     For the year ended December 31, 1999, approximately 38% of our revenues and 24% of our expenses was denominated in British pounds. Historically, the effect of fluctuations in currency exchange rates has not had a material impact on our operations. As we expand our operations outside the United States, our exposure to fluctuations in currency exchange rates could increase.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Our financial statements and notes thereto and the reports of PricewaterhouseCoopers LLP, independent accountants, are set forth in the Index to Financial Statements at Item 14 and incorporated herein by this reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Our directors and executive officers and their respective ages and positions as of March 15, 2000 are as follows:

NAME                                   AGE                   POSITION(S)
----                                   ---                   -----------
David M. Stoner......................  58    President, Chief Executive Officer and
                                             Director
Nigel L. Evans.......................  46    Senior Vice President, Director of European
                                             Operations and Director
Brian J. Scanlan.....................  37    Senior Vice President, Chief Technology
                                             Officer and Director
Mark A. Herman.......................  39    Vice President, Chief Financial Officer,
                                             Secretary and Treasurer
Lawrence D. Gilson...................  51    Chairman of the Board of Directors
Christopher S. Brothers..............  34    Director
Anthony H. Bloom.....................  61    Director
Richard K. Landers...................  52    Director

     DAVID M. STONER has served as our President and Chief Executive Officer and as a director since October 1998. From April 1997 to October 1998, Mr. Stoner served as President and Chief Operating Officer at SS&C Technologies, Inc., a provider of asset management software to the financial services industry. From August 1995 to February 1997, Mr. Stoner was President and Chief Operating Officer of The Dodge Group, Inc., a software company providing PC-based general ledger systems. From December 1987 to August 1995, Mr. Stoner served as Executive Vice President, Worldwide Operations at Marcam Corporation, an international provider of enterprise applications and services.

     NIGEL L. EVANS has served as our Senior Vice President and Director of European Operations and as a director since May 1998. From 1985 to May 1998, Dr. Evans served as Chairman and Chief Executive Officer of Caminus Limited, formerly known as Caminus Energy Limited.

     BRIAN J. SCANLAN has served as our Senior Vice President and Chief Technology Officer since January 1999 and as a director since May 1998. From May 1998 to December 1998, Mr. Scanlan served as President of Zai*Net Software, L.P. and from 1987 to May 1998 served as President of Zai*Net Software, Inc. See "Certain Relationships and Related Transactions."

     MARK A. HERMAN has served as our Chief Financial Officer since February 1999. Mr. Herman worked at GT Interactive Software Corp., a publicly held software company, as Corporate Controller from November 1994 to March 1996 and as Vice President and Corporate Controller from March 1996 to February 1999. Prior to 1994, Mr. Herman held various management positions at companies such as Grand Union, Deloitte & Touche LLP and PricewaterhouseCoopers LLP.

     LAWRENCE D. GILSON has served as chairman of our board of directors since May 1998. Mr. Gilson is President of GFI and a founder of each GFI entity beginning in 1995. He previously founded and was President of Venture Associates, a leading energy industry consulting firm from 1985 to 1995. When he and his partners sold Venture Associates to Arthur Andersen & Co. in a two-stage transaction in 1990 and 1992, Mr. Gilson also became Worldwide Head of Arthur Andersen's Utility Consulting Practice. Prior to founding Venture Associates, Mr. Gilson served as Vice President for Corporate Development and Government Affairs of Amtrak from 1979 to 1983. He is the board chair of Power Measurement Ltd. and Statordyne LLC and a member of the board of Trace Holdings, LLC.

     CHRISTOPHER S. BROTHERS has served as a director since May 1998. Mr. Brothers is a Senior Vice President of Oaktree Capital Management, LLC. Prior to joining Oaktree in 1996, Mr. Brothers worked at the New York headquarters of Salomon Brothers Inc., where he served as a Vice President in the Mergers and Acquisitions group. Prior to 1992, Mr. Brothers was a Manager in the Valuation Services group of PricewaterhouseCoopers LLP. Mr. Brothers serves on the boards of directors of Cherokee International LLC, National Mobile Television, Inc., Power Measurement, Ltd. and Trace Holdings, LLC.

     ANTHONY H. BLOOM has served as a director since May 1998. Mr. Bloom is an international investor now based in London. Prior to his relocation to London in July 1988, he lived in South Africa where he was the Chairman and Chief Executive of The Premier Group, a multi-billion dollar conglomerate involved in agribusiness, retail and consumer products, and a member of the boards of directors of Barclays Bank, Liberty Life Assurance and South African Breweries. After moving to the United Kingdom in 1988, he served as a member of the board of directors of RIT Capital Partners plc, the publicly traded, London-based investment company chaired by Lord Rothschild, and as Deputy Chairman of Sketchley plc. Mr. Bloom presently provides investment advice to RIT Capital Partners and is Chairman of Cine-UK Ltd.

     RICHARD K. LANDERS has served as a director since May 1998. Mr. Landers is a principal of GFI and a founder of each GFI entity beginning in 1995. From 1986 to 1995, he was a partner of Venture Associates and of Arthur Andersen & Co. following that firm's acquisition of Venture Associates. From 1979 to 1986, Mr. Landers held senior planning and strategy positions in Los Angeles and Washington, D.C. with Southern California Gas Company and its holding company, Pacific Enterprises. Before joining Southern California Gas, Mr. Landers served as a foreign service officer in the U.S. State Department with special responsibilities for international energy matters.

     Each executive officer serves at the discretion of our board of directors and holds office until his successor is elected and qualified or until his earlier resignation or removal. There are no family relationships among any of our directors or executive officers, except that Messrs. Gilson and Stoner are brothers-in-law.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Because our common stock was not registered pursuant to Section 12 of the Securities Exchange Act of 1934 until January 2000, our directors, officers and 10% stockholders were not required to comply with Section 16(a) of the Exchange Act during fiscal year 1999.

ITEM 11.  EXECUTIVE COMPENSATION

DIRECTOR COMPENSATION

     We reimburse directors for reasonable out-of-pocket expenses incurred in attending meetings of the board of directors and any meetings of its committees. Each non-employee director is paid $1,500 for attendance at each meeting of the board of directors or for each telephonic meeting of the board in which he participates. Each non-employee director is further entitled to $1,500 for each meeting of a committee of the board attended by the director which is held on a day other than the day of, or the day before or after, the date of any meeting of the full board of directors. Other directors are not entitled to compensation in their capacities as directors. We may, in our discretion, grant stock options and other equity awards to our non-employee directors from time to time under our stock plans.

     On January 28, 2000, each of our non-employee directors received an option under our 1999 stock incentive plan to purchase 7,143 shares of common stock at an exercise price of $16.00 per share. Each option cumulatively vests as to 25% of the underlying shares on the first anniversary of the date of grant and monthly thereafter for an additional three years.

EXECUTIVE COMPENSATION

     The following table sets forth the total compensation paid or accrued for the years ended December 31, 1998 and 1999 to our:

     - president and chief executive officer; and

     - our three other executive officers at year-end.

We refer to all of these officers collectively as our Named Executive Officers.

     The total compensation paid or accrued below includes compensation paid or accrued by Caminus LLC, as well as Zai*Net and Caminus Limited. In accordance with the rules of the Securities and Exchange Commission, the compensation set forth in the table below does not include medical, group life or other benefits which are available to all of our salaried employees, and perquisites and other benefits, securities or property which do not exceed the lesser of $50,000 or 10% of the person's salary and bonus shown in the table. In the table below, columns required by the regulations of the Securities and Exchange Commission have been omitted where no information was required to be disclosed under those columns. The compensation listed below in the "All Other Compensation" column represents Caminus Limited's contribution to Dr. Evans' personal pension plan. Dr. Evans' compensation in U.S. dollars is based on an exchange ratio of approximately $1.65 and $1.62 per L1 as of December 31, 1998 and 1999, respectively.

                           SUMMARY COMPENSATION TABLE

                                   ANNUAL COMPENSATION      LONG-TERM COMPENSATION
                                   --------------------             AWARDS                ALL OTHER
NAME AND PRINCIPAL POSITION  YEAR   SALARY      BONUS    SECURITIES UNDERLYING OPTIONS   COMPENSATION
---------------------------  ----  ---------  ---------  -----------------------------   ------------
David M. Stoner............  1999  $250,000   $125,000                  --                      --
  President and Chief        1998    42,242     25,000                  --                      --
  Executive Officer
Nigel L. Evans.............  1999   330,000    162,000                  --                      --
  Senior Vice President and  1998   307,450    124,278                  --                 $21,522
  Director of European
  Operations
Brian J. Scanlan...........  1999   162,500     32,542                  --                      --
  Senior Vice President and  1998   150,000     46,042                  --                      --
  Chief Technology Officer
Mark A. Herman.............  1999   140,674     42,202              54,040                      --
  Vice President and Chief
  Financial Officer

     OPTION GRANTS IN LAST FISCAL YEAR. The following table sets forth grants of stock options to our Named Executive Officers for the year ended December 31, 1999. We have never granted any stock appreciation rights. The exercise price per share was below the fair market value of the common stock on the date of grant as determined by the board of directors. The potential realizable value is calculated based on the ten-year term of the option. It is calculated assuming that the fair market value of common stock on the date of grant appreciates at the indicated rate compounded annually for the entire term of the option and that the option is exercised and sold on the last day of its term for the appreciated stock price. These numbers are calculated based on the requirements of the Securities and Exchange Commission and do not reflect our estimate of future stock price growth. Mr. Herman's option vested and became exercisable as to 25% of the shares on February 8, 2000 and will vest as to 75% of the shares in 36 equal monthly installments on the 8th of each month commencing in March 2000.

                       OPTION GRANTS IN LAST FISCAL YEAR

                                              INDIVIDUAL GRANTS
                       ----------------------------------------------------------------
                                     PERCENT OF                                               POTENTIAL REALIZABLE
                                       TOTAL                                                    VALUE AT ASSUMED
                       NUMBER OF      OPTIONS      EXERCISE                                ANNUAL RATES OF STOCK PRICE
                       SECURITIES    GRANTED TO     PRICE                                    APPRECIATION FOR OPTION
                       UNDERLYING   EMPLOYEES IN     PER      MARKET VALUE                            TERM
                        OPTIONS     FISCAL YEAR     SHARE      PER SHARE     EXPIRATION   -----------------------------
        NAME           GRANTED(#)       (%)         ($/SH)       ($/SH)         DATE      0% ($)     5%($)      10%($)
        ----           ----------   ------------   --------   ------------   ----------   ------     -----      ------
David M. Stoner......        --           --           --           --             --          --         --         --
Nigel L. Evans.......        --           --           --           --             --          --         --         --
Brian J. Scanlan.....        --           --           --           --             --          --         --         --
Mark A. Herman.......    54,040         14.3%       $5.46        $6.72         2/8/09     $68,090   $296,473   $646,856

     FISCAL YEAR-END OPTION VALUES. The following table provides certain summary information concerning stock options held as of December 31, 1999 by our Named Executive Officers. No options were exercised during fiscal 1999 by any of the Named Executive Officers. The value of unexercised in-the-money options at fiscal year-end is based on $16.00 per share, the initial public offering price, less the exercise price per share.

                         FISCAL YEAR-END OPTION VALUES

                                 NUMBER OF SECURITIES
                                      UNDERLYING                 VALUE OF UNEXERCISED
                                UNEXERCISED OPTIONS AT               IN-THE-MONEY
                                  FISCAL YEAR-END(#)          OPTIONS AT FISCAL YEAR-END
                             ----------------------------    ----------------------------
          NAME               EXERCISABLE    UNEXERCISABLE    EXERCISABLE    UNEXERCISABLE
          ----               -----------    -------------    -----------    -------------
David M. Stoner..........          --              --              --               --
Nigel L. Evans...........          --              --              --               --
Brian J. Scanlan.........          --              --              --               --
Mark A. Herman...........          --          54,040              --         $569,582

EMPLOYMENT AGREEMENTS

     On October 21, 1998, we entered into an employment agreement with David M. Stoner. Under the terms of his agreement, Mr. Stoner's employment as president and chief executive officer will continue until October 21, 2001, unless sooner terminated. Mr. Stoner receives a base salary of $250,000 per year and received a bonus for service during 1999 of $125,000. Mr. Stoner's eligibility for bonuses for years after 1999 will be determined by our board of directors.

     In connection with Mr. Stoner's employment agreement, we provided Mr. Stoner with two loans. The first loan was for $100,000 at an annual interest rate of 9% and was evidenced by a one-year demand recourse promissory note, dated October 30, 1998. In October 1999, the repayment of this loan was forgiven. The second loan was for $1,000,000 at an annual interest rate of 9% and was evidenced by a ten-year secured recourse promissory note dated October 21, 1998. The second loan was secured by Mr. Stoner's equity, profits and ownership of us pursuant to a pledge and security agreement. The purpose of the second loan was to provide Mr. Stoner with the entire purchase price for 3,364,396 shares of Series A membership interest in Caminus LLC, which converted into 320,418 shares of common stock prior to our initial public offering.

     Upon the closing of our initial public offering, Mr. Stoner received a bonus payment equal to (1) the then outstanding principal balance of the second loan, which was $1,112,500, and (2) an award of 160,209 shares of common stock.

     If we terminate Mr. Stoner's employment with cause or if Mr. Stoner resigns for no good reason, he will receive all accrued compensation and vested benefits, excluding any bonus amounts. If we terminate his employment without cause or if Mr. Stoner resigns for good reason, Mr. Stoner will receive all unpaid accrued compensation, vested benefits -- including any unpaid minimum bonus with respect to the first twelve months of his employment -- and a severance benefit equal to his base salary until the earlier of October 21, 2001 or twelve months following the date of termination. Upon Mr. Stoner's termination, we have the right to purchase all of our securities then owned by Mr. Stoner. In most cases, the purchase price paid by us will be the fair market value of the securities on the date of termination.

     Mr. Stoner's agreement contains a confidentiality provision and further provides that Mr. Stoner may not work for, or hold 5% or more of the outstanding capital stock of a publicly traded corporation, which is a competing business anywhere in the world for one year after the conclusion of his employment. A competing business is one that develops and markets (1) software or consulting advisory services used to analyze or influence client and industry decisions regarding energy pricing, investments, regulatory policy and financial and strategic planning for clients in the natural gas, crude oil, refined products, electric power and utility industries and (2) software or related products or services which otherwise facilitate transactions or other participation in competitive energy markets.

     On May 12, 1998, Caminus Energy Limited, our wholly owned subsidiary, entered into a service agreement with Dr. Nigel L. Evans, which was amended on January 14, 2000. Under the terms of his agreement, Dr. Evans' employment as chief executive officer of Caminus Limited will continue until May 5, 2001, renewing annually for successive one-year terms unless sooner terminated. From May 12, 1998 through the fiscal period ending December 31, 1999, Dr. Evans received a base salary of L200,000 ($324,000 as of December 31, 1999) per year, subject to annual review and increases, and was eligible to receive an annual performance bonus, targeted at L100,000 ($162,000 as of December 31, 1999). For fiscal year 1999, Dr. Evans was paid a bonus of $162,000. Commencing January 31, 2000, Dr. Evans' base salary is L163,500 per year and Dr. Evans is longer be eligible to receive an annual bonus. Ten days after the closing of our initial public offering, Dr. Evans received a one-time bonus of L158,723 ($257,131 as of December 31, 1999). Dr. Evans is also eligible to participate in Caminus Limited's profit sharing plan for key employees. If we terminate Dr. Evans' employment without cause or Dr. Evans terminates his employment due to a constructive dismissal, he will receive his current salary, bonus and other benefits for twelve months from the date of termination. If Dr. Evans resigns, he will receive all salary, bonus and other benefits that have accrued as of the date of termination.

     Dr. Evans' agreement contains a confidentiality provision and further provides that he may not directly or indirectly act as an employee or consultant, or hold more than a 5% investment in any class of securities quoted on a stock exchange, in a competing business for one year after the date of termination. A competing business has the same meaning in Dr. Evans' agreement as in Mr. Stoner's agreement, as described above. On May 12, 1998, Dr. Evans also entered into a covenant not to compete with Caminus Energy Limited, which extends his obligations not to compete for two years after termination in certain circumstances.

     On May 12, 1998, Zai*Net Software, L.P., which was our majority-owned subsidiary at the time, entered into an employment agreement with Brian J. Scanlan, which was amended November 8, 1999. In March 1999, we assumed the employment agreement when Zai*Net Software, L.P. was merged into us. Under the terms of his agreement, Mr. Scanlan's employment as Senior Vice President, Chief Technology Officer will continue until May 12, 2001, unless sooner terminated. Mr. Scanlan currently receives a base salary of $175,000 per year, subject to annual review and increases, and is eligible to participate in our annual profit sharing plan for key employees. For fiscal year 1999, Mr. Scanlan was paid a bonus of $32,542. If we terminate Mr. Scanlan's employment with cause or if he resigns for no good reason, Mr. Scanlan will receive all accrued compensation and vested benefits as of the termination date. If we terminate Mr. Scanlan's employment without cause or if he resigns for good reason, Mr. Scanlan will receive all accrued compensation and vested benefits as of the termination date and a severance benefit of his base salary for the remainder of the term of his agreement.

     Mr. Scanlan is also a party to a covenant not to compete, dated May 12, 1998, which contains a confidentiality provision and further provides that he may not perform services, or hold 5% or more of the outstanding capital stock of a publicly traded corporation, in a competing business other than on behalf of us or our affiliates anywhere in the world for the greater of (1) three and one-half years from the date of the agreement or (2) two years after the date of termination. A competing business includes developing, licensing, installing and maintaining commodities trading and risk management software and providing consulting and support services related to such software activities to the foreign exchange, natural gas, crude oil, refined products and electric power industries and software or related products or services which otherwise facilitate transactions or other participation in competitive energy markets.

     On January 26, 1999, we entered into an employment letter with Mark A. Herman, our chief financial officer. Under the terms of his employment letter, Mr. Herman receives a base salary of $165,000 annually and is eligible to receive a yearly bonus. For 1999, Mr. Herman was paid a bonus of $42,202. On February 8, 1999, Mr. Herman was granted an option to purchase 567,416 shares of membership interests at an exercise price of $0.52 per share, which converted into an option to purchase 54,040 shares of common stock at $5.46 per share. His option vested as to 25% of the shares on February 8, 2000 and will vest as to 75% of the shares in 36 equal monthly installments thereafter.

     If we terminate Mr. Herman's employment without cause during the first two years of his employment, Mr. Herman will receive continuing base salary and benefits for one year. The vesting of his option will also accelerate so that his option will be exercisable for the greater of 25% or the then vested percentage of the option. If we hire another chief financial officer or relieve Mr. Herman of the duties and responsibilities of his position for reasons other than his ability to perform to reasonable standards for the job, Mr. Herman's option vests fully on an accelerated basis, unless such change is mutually agreed upon.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     The members of our compensation committee are Messrs. Bloom, Brothers and Landers. No executive officer has served as a director or member of the compensation committee or other committee serving an equivalent function of any other entity whose executive officers served as a director or member of the compensation committee of our board of directors. During 1999, our board of directors, including our chief executive officer, determined the compensation of our executive officers.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth information regarding the beneficial ownership of our common stock as of February 29, 2000, by:

     - each person or entity we know to own beneficially more than 5% of our common stock;

     - each of our directors;

     - each of the Named Executive Officers; and

     - all directors and executive officers as a group.

     Except as indicated below, none of these persons or entities has a relationship with us. Unless otherwise indicated, each person or entity named in the table has sole voting power and investment power, or shares such power with his or her spouse, with respect to all shares of capital stock listed as owned by such person or entity.

     As of February 29, 2000, there were 15,230,261 shares of common stock outstanding. The number of shares beneficially owned by each stockholder is determined under rules promulgated by the Securities and Exchange Commission and is not necessarily indicative of beneficial ownership for any other purpose. Under these rules, beneficial ownership includes any shares as to which the stockholder has sole or shared voting power or investment power and any shares as to which the stockholder has the right to acquire beneficial ownership within 60 days after February 29, 2000 through the exercise of any stock option, warrant or other right. The inclusion in the following table of those shares, however, does not constitute an admission that the named stockholder is a direct or indirect beneficial owner of those shares.

                                                                               PERCENTAGE OF
                                                          NUMBER OF SHARES        COMMON
                                                          OF COMMON STOCK          STOCK
NAME OF BENEFICIAL OWNER                                 BENEFICIALLY OWNED     OUTSTANDING
------------------------                                 ------------------    -------------
5% STOCKHOLDERS
OCM Principal Opportunities Fund, L.P.(1)..............      3,962,229             26.0%
  333 South Grand Avenue
  28th Floor
  Los Angeles, CA 90071
Christopher S. Brothers(1).............................      3,962,229             26.0
  c/o OCM Principal Opportunities Fund, L.P.
  333 South Grand Avenue
  28th Floor
  Los Angeles, CA 90071
Anthony H. Bloom(2)....................................      1,292,838              8.5
  c/o RIT Capital Partners plc
  Spencer House
  27 St. James's Place
  London SWIA 1NR
  United Kingdom

                                                                               PERCENTAGE OF
                                                          NUMBER OF SHARES        COMMON
                                                          OF COMMON STOCK          STOCK
NAME OF BENEFICIAL OWNER                                 BENEFICIALLY OWNED     OUTSTANDING
------------------------                                 ------------------    -------------
Brian J. Scanlan(3)....................................      1,224,383              8.0%
  747 Third Avenue
  New York, NY 10017
RIT Capital Partners plc(4)............................      1,032,294              6.8
  Spencer House
  27 St. James's Place
  London SWIA 1NR
  United Kingdom
OTHER DIRECTORS AND EXECUTIVE OFFICERS
David M. Stoner........................................        454,389              3.0
Nigel L. Evans.........................................        739,180              4.9
Lawrence D. Gilson(5)..................................        432,681              2.8
Richard K. Landers(5)..................................        432,681              2.8
Mark A. Herman(6)......................................         15,762                *
All executive officers and directors as a group (8
  persons)(7)..........................................      8,121,462             53.2

-------------------------
 *  Less than 1%

(1) Christopher S. Brothers is a Senior Vice President of Oaktree Capital Management, LLC, a registered investment adviser under the Investment Advisers Act of 1940. Oaktree Capital Management, LLC is the general partner of OCM Principal Opportunities Fund, L.P. and may be deemed to beneficially own these shares. Mr. Brothers and Oaktree Capital Management, LLC disclaim beneficial ownership of such shares, except to the extent of his and its direct pecuniary interest therein.

(2) Consists of 1,032,294 shares held by RIT Capital Partners plc, one of our 5% stockholders and an entity to which Mr. Bloom presently provides investment advice and is a former director; 255,444 shares held by Durham Enterprises Limited, which is owned indirectly by two discretionary trusts under which Mr. Bloom's children and spouse are discretionary beneficiaries; and 5,100 shares held by a third discretionary trust, Clovelley Investments Ltd., under which Mr. Bloom's children and spouse are discretionary beneficiaries. Mr. Bloom disclaims beneficial ownership of such shares, except to the extent of his direct pecuniary interest therein.

(3) Includes 8,417 shares subject to outstanding stock options that we issued to Mr. Scanlan's wife which are exercisable within the 60-day period following February 29, 2000 and 1,195,758 shares which are owned by ZAK Associates, Inc., an entity which is 100% owned by the Scanlan Family Limited Partnership. Mr. Scanlan shares voting and dispositive power for the remaining 20,208 shares of common stock with his wife.

(4) Anthony H. Bloom, a former director of RIT Capital Partners plc, provides investment advice to RIT and may be deemed to beneficially own these shares. Mr. Bloom disclaims beneficial ownership of such shares, except to the extent of his direct pecuniary interest therein.

(5) Lawrence D. Gilson is President of GFI Two LLC and Richard K. Landers is a principal of GFI Two LLC. Therefore, Messrs. Gilson and Landers may be deemed to beneficially own these shares. Each of Messrs. Gilson and Landers disclaims beneficial ownership of such shares, except to the extent of his direct pecuniary interest therein.

(6) Consists of 15,762 shares subject to outstanding stock options which are exercisable within the 60-day period following February 29, 2000.

(7) Includes 24,179 shares of common stock subject to outstanding options that we issued as described in footnotes 3 and 6.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

ZAI*NET SOFTWARE, L.P.

     In connection with our acquisition of partnership interests in Zai*Net Software, L.P. in May 1998, we and certain of our original limited liability company investors paid $2,187,500 to Zak Associates, Inc., the successor to Zai*Net Software, Inc., in June 1999 and will pay an additional $2,187,500 to Zak Associates, Inc. on April 15, 2000. These investors include GFI Two LLC, OCM Principal Opportunities Fund, L.P. and RIT Capital Partners plc, which entities are each principal stockholders of us.

GFI

     As part of our ongoing relationship with GFI Two LLC and its affiliated entities, which are collectively referred to herein as GFI, we entered into an arrangement pursuant to our operating agreement whereby GFI provided substantial ongoing strategic advice, as well as financial, tax and general administrative services for us and, in return, we paid GFI an annual fee, payable in monthly installments. During 1999, such fees were $377,329. We and GFI agreed to terminate GFI's advisory arrangement effective as of our reorganization from a limited liability company to a corporation. As consideration for GFI's agreement to terminate the formal advisory arrangement, we paid GFI a $1,300,000 fee from the net proceeds of our initial public offering. Two members of our board of directors, Lawrence D. Gilson and Richard K. Landers, are GFI affiliates.

OCM PRINCIPAL OPPORTUNITIES FUND, L.P.

     In March 1999, we borrowed $1,250,000 from OCM Principal Opportunities Fund, L.P., one of our principal stockholders. On March 31, 1999 we issued a promissory note in the principal amount of such loan to OCM Principal Opportunities Fund at an annual interest rate of 10%. The promissory note required us to pay a 1% origination fee upon funding of the loan. We paid the loan in full on its due date of June 30, 1999. OCM Caminus Investment, Inc. and its sole stockholder, OCM Principal Opportunities Fund, L.P., are referred to herein as OCM.

FLEET BANK PLEDGE AGREEMENTS

     On June 23, 1999, we entered into a credit agreement with Fleet Bank, which provided for revolving loans and working capital loans in an aggregate principal amount of up to $5,000,000. Pursuant to the agreement, Fleet Bank maintained a first and prior security interest in and lien on at least 75% of our capital stock. To meet this demand, the following seven stockholders pledged their capital stock as collateral for the loan in pledge agreements with Fleet Bank:
Brian J. Scanlan; Nigel L. Evans; OCM; RIT Capital Partners plc and GFI.

     We used a portion of the proceeds from our initial public offering to repay all amounts outstanding under the credit agreement and we terminated the credit agreement following the closing of our initial public offering.

RIGHTS OFFERING

     In July 1999, we conducted a rights offering whereby existing holders of shares of our Series A membership interest were given the opportunity to purchase additional Series A shares on a pro rata basis of the total $12 million offering. We used the proceeds from the rights offering to purchase DC Systems, pay the related transaction fees and for working capital. In connection with the rights offering, the following directors, executive officers and 5% stockholders purchased from us the stated number of shares of Series A membership interest:

     - David Stoner purchased 254,618 shares, which converted into 24,249 shares of our common stock prior to our initial public offering;

     - Nigel Evans purchased 212,182 shares, which converted into 20,208 shares of our common stock prior to our initial public offering;

     - Brian Scanlan purchased 212,182 shares, which converted into 20,208 shares of our common stock prior to our initial public offering;

     - OCM purchased 4,493,143 shares, which converted into 427,918 shares of our common stock prior to our initial public offering; and

     - RIT Capital Partners plc purchased 3,394,909 shares, which converted into 323,324 shares of our common stock prior to our initial public offering.

     For a description of certain employment and other arrangements between our Named Executive Officers and us, see "Executive Compensation -- Employment Agreements."

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) The following documents are filed as part of this Form 10-K:

        1. Financial Statements. The following financial statements of Caminus Corporation are filed as part of this Form 10-K on the pages indicated:

                                                              PAGE
                                                              ----
CAMINUS CORPORATION AND SUBSIDIARIES
Report of Independent Accountants...........................   F-2
Consolidated Balance Sheets as of December 31, 1998 and
  1999......................................................   F-3
Consolidated Statements of Operations for the Period from
  Inception (April 29, 1998) Through December 31, 1998 and
  the Year Ended December 31, 1999..........................   F-4
Consolidated Statements of Changes in Stockholders' Equity
  for the Period from Inception (April 29, 1998) Through
  December 31, 1998 and the Year Ended December 31, 1999....   F-5
Consolidated Statements of Cash Flows for the Period from
  Inception (April 29, 1998) Through December 31, 1998 and
  the Year Ended December 31, 1999..........................   F-6
Notes to Consolidated Financial Statements..................   F-7
Schedule II -- Valuation and Qualifying Accounts............  F-30
ZAI*NET SOFTWARE, INC. (PREDECESSOR)
Report of Independent Accountants...........................  F-31
Balance Sheets as of December 31, 1997 and April 30, 1998...  F-32
Statements of Operations and Retained Earnings for the Year
  Ended December 31, 1997 and for the Four Months Ended
  April 30, 1998............................................  F-33

                                                              PAGE
                                                              ----
Statements of Cash Flows for the Year Ended December 31,
  1997 and for the Four Months Ended April 30, 1998.........  F-34
Notes to the Financial Statements...........................  F-35
Supplementary Financial Statement Schedules have been
  omitted because the information required to be set forth
  therein is either not applicable or is shown in the
  financial statements or notes thereto

        2. Schedules other than the ones listed above are omitted as the required information is inapplicable or the information is presented in the consolidated financial statements or related notes.

        3. Exhibits. The exhibits listed in the Exhibit Index immediately preceding such Exhibits are filed as part of this Annual Report on Form 10-K.

     (b) Reports on Form 8-K.

        No Reports on Form 8-K were filed in the quarter ended December 31, 1999.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized, on the 28 day of March, 2000.

                                          CAMINUS CORPORATION
                                          (Registrant)

                                          By: /s/ DAVID M. STONER
                                             -----------------------------------
                                              David M. Stoner
                                             President and Chief Executive
                                              Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 28 day of March, 2000.

                     SIGNATURE                                        TITLE
                     ---------                                        -----
                /s/ DAVID M. STONER                  President, Chief Executive Officer and
---------------------------------------------------    Director (Principal Executive
                  David M. Stoner                      Officer)

                /s/ MARK A. HERMAN                   Vice President, Chief Financial Officer
---------------------------------------------------    and Treasurer (Principal Financial
                  Mark A. Herman                       and Accounting Officer)

              /s/ LAWRENCE D. GILSON                 Chairman of the Board
---------------------------------------------------
                Lawrence D. Gilson

                /s/ NIGEL L. EVANS                   Director
---------------------------------------------------
                  Nigel L. Evans

               /s/ BRIAN J. SCANLAN                  Director
---------------------------------------------------
                 Brian J. Scanlan

            /s/ CHRISTOPHER S. BROTHERS              Director
---------------------------------------------------
              Christopher S. Brothers

               /s/ ANTHONY H. BLOOM                  Director
---------------------------------------------------
                 Anthony H. Bloom

              /s/ RICHARD K. LANDERS                 Director
---------------------------------------------------
                Richard K. Landers

                         INDEX TO FINANCIAL STATEMENTS

                                                              Page
CAMINUS CORPORATION AND SUBSIDIARIES

    Report of Independent Accountants.......................   F-2
    Consolidated Balance Sheets as of December 31, 1998 and
     1999...................................................   F-3
    Consolidated Statements of Operations for the Period
     From Inception (April 29, 1998) Through December 31,
     1998 and for the Year Ended December 31, 1999
     (unaudited)............................................   F-4
    Consolidated Statements of Changes in Stockholders'
     Equity for the Period From Inception (April 29, 1998)
     Through December 31, 1998 and for the Year Ended
     December 31, 1999......................................   F-5
    Consolidated Statements of Cash Flows for the Period
     From Inception (April 29, 1998) Through December 31,
     1998 and for the Year Ended December 31, 1999..........   F-6
    Notes to Consolidated Financial Statements..............   F-7
    Schedule II -- Valuation and Qualifying Accounts........  F-30
ZAI*NET SOFTWARE, INC. (Predecessor)
    Report of Independent Accountants.......................  F-31
    Balance Sheets as of December 31, 1997 and April 30,
     1998...................................................  F-32
    Statements of Operations and Retained Earnings for the
     Year Ended December 31, 1997 and for the Four Months
     Ended April 30, 1998...................................  F-33
    Statements of Cash Flows for the Year Ended December 31,
     1997 and for the Four Months Ended April 30, 1998......  F-34
    Notes to the Financial Statements.......................  F-35
    Supplementary Financial Statement Schedules have been
     omitted because the information required to be set
     forth therein is either not applicable or is shown in
     the financial statements or notes thereto.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Caminus Corporation

     In our opinion, the consolidated financial statements listed in the accompanying index on page F-1 present fairly, in all material respects, the financial position of Caminus Corporation and its subsidiaries (the "Company") at December 31, 1998 and 1999 and the results of their operations and their cash flows for the period from inception (April 29, 1998) through December 31, 1998 and for the year ended December 31, 1999, respectively, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States which require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PRICEWATERHOUSECOOPERS LLP

New York, New York
February 22, 2000

                      CAMINUS CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                              DECEMBER 31,   DECEMBER 31,
                                                                  1998           1999
                                                              ------------   -------------
ASSETS
Current assets:
  Cash and cash equivalents.................................  $  2,770,538   $    661,502
  Accounts receivable, net..................................     3,244,018      7,359,672
  Deferred taxes............................................            --        418,484
  Prepaid expenses and other current assets.................       306,774      2,532,984
                                                              ------------   ------------
     Total current assets...................................     6,321,330     10,972,642
Fixed assets, net...........................................       780,076      1,645,595
Developed technology, net...................................     2,307,361      3,050,708
Other intangibles, net......................................     1,789,859      3,973,799
Goodwill, net...............................................    19,863,548     21,815,791
Other assets................................................         6,828         19,402
                                                              ------------   ------------
     Total assets...........................................  $ 31,069,002   $ 41,477,937
                                                              ============   ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................  $  1,615,547   $  1,443,882
  Accrued liabilities.......................................     1,029,139      4,961,946
  Borrowings under credit facility..........................            --      3,050,000
  Taxes payable.............................................            --        387,650
  Payable to related parties................................     6,187,500      3,824,142
  Deferred revenue..........................................     2,139,534      2,070,898
                                                              ------------   ------------
     Total current liabilities..............................    10,971,720     15,738,518
Payable to related parties..................................     2,937,500             --
                                                              ------------   ------------
     Total liabilities......................................    13,909,220     15,738,518
Commitments and contingencies...............................            --             --
Stockholders' equity:
Common stock, $0.01 par, 50,000,000 shares authorized,
  9,729,229 shares issued and 7,966,928 shares outstanding
  at December 31, 1998; 11,057,875 shares issued and
  9,295,574 shares outstanding at December 31, 1999.........        97,292        110,579
Additional paid-in capital..................................    37,070,721     52,669,992
Treasury stock, 1,762,301 shares in treasury at December 31,
  1998 and 1999 at cost.....................................    (4,911,205)    (4,911,205)
Subscriptions receivable....................................    (4,739,493)    (2,907,065)
Unearned compensation.......................................            --       (235,208)
Accumulated deficit.........................................   (10,371,188)   (18,980,123)
Cumulative translation adjustment...........................        13,655         (7,551)
                                                              ------------   ------------
     Total stockholders' equity.............................    17,159,782     25,739,419
                                                              ------------   ------------
     Total liabilities and stockholders' equity.............  $ 31,069,002   $ 41,477,937
                                                              ============   ============

The accompanying notes are an integral part of these consolidated financial statements.

                      CAMINUS CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                         PERIOD FROM INCEPTION
                                                        (APRIL 29, 1998) THROUGH      YEAR ENDED
                                                           DECEMBER 31, 1998       DECEMBER 31, 1999
                                                        ------------------------   -----------------
Revenues:
  Licenses............................................        $  3,639,143            $12,538,617
  Software services...................................           3,090,758              7,815,880
  Strategic consulting................................           2,896,102              6,556,156
                                                              ------------            -----------
     Total revenues...................................           9,626,003             26,910,653
                                                              ------------            -----------
Cost of revenues:
  Cost of licenses....................................             194,968                768,548
  Cost of software services...........................           2,278,433              4,694,870
  Cost of strategic consulting........................           2,211,617              2,922,708
                                                              ------------            -----------
     Total cost of revenues...........................           4,685,018              8,386,126
                                                              ------------            -----------
       Gross profit...................................           4,940,985             18,524,527
                                                              ------------            -----------
Operating expenses:
  Sales and marketing.................................             470,549              4,110,417
  Research and development............................           1,153,470              3,929,044
  General and administrative..........................           3,130,567              7,692,331
  Acquired in-process research and development........           4,822,000              1,000,000
  Amortization of intangible assets...................           5,497,765              8,560,176
  Non-cash compensation expense.......................                  --                968,412
                                                              ------------            -----------
     Total operating expenses.........................          15,074,351             26,260,380
                                                              ------------            -----------
Loss from operations..................................         (10,133,366)            (7,735,853)
Other income and (expense):
  Interest income.....................................              96,909                 65,628
  Interest expense....................................                  --               (295,450)
  Other expense, net..................................                  --                  2,506
                                                              ------------            -----------
     Total other income (expense).....................              96,909               (227,316)
                                                              ------------            -----------
Loss before provision for income taxes................         (10,036,457)            (7,963,169)
Provision for income taxes............................              35,735                645,766
                                                              ------------            -----------
Net loss before minority interest.....................         (10,072,192)            (8,608,935)
Minority interest.....................................            (298,996)                    --
                                                              ------------            -----------
Net loss..............................................        $(10,371,188)           $(8,608,935)
                                                              ============            ===========
Basic and diluted net loss per share..................        $      (1.41)           $     (1.01)
                                                              ============            ===========
Weighted average shares used in computing net loss per
  share...............................................           7,360,634              8,514,425
Pro forma (unaudited):
  Loss before provision for income taxes..............        $(10,036,457)           $(7,963,169)
  Pro forma income tax benefit........................             176,224                190,315
  Minority interest...................................            (298,996)                    --
                                                              ------------            -----------
  Pro forma net loss..................................        $(10,159,229)           $(7,773,854)
                                                              ============            ===========
  Pro forma basic and diluted net loss per share......        $      (1.38)           $     (0.91)
                                                              ============            ===========

The accompanying notes are an integral part of these consolidated financial statements.

                      CAMINUS CORPORATION AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                                               ADDITIONAL
                                       NUMBER OF     COMMON      PAID-IN      TREASURY     SUBSCRIPTIONS     UNEARNED
                                         SHARES      STOCK       CAPITAL        STOCK       RECEIVABLE     COMPENSATION
                                       ----------   --------   -----------   -----------   -------------   ------------
Balance at April 29, 1998
 (inception).........................               $    --    $        --   $        --    $        --     $      --

Issuance of shares...................  6,712,764     67,128     20,122,002

Issuance of shares in connection with
 the acquisition of Caminus Energy
 Limited.............................    961,255      9,612      2,990,388

Issuance of shares in connection with
 the acquisition of Zai*Net Software
 L.P.................................  2,055,210     20,552     10,318,798

Stock subscriptions receivable.......                                                        (4,739,493)

Issuance of stock options in
 connection with acquisitions........                            3,144,995

Purchase of treasury stock at cost...  (1,762,301)                 494,538    (4,911,205)

Net loss.............................

Translation adjustment...............
                                       ----------   --------   -----------   -----------    -----------     ---------
Balance at December 31, 1998.........  7,966,928     97,292     37,070,721    (4,911,205)    (4,739,493)           --
                                       ----------   --------   -----------   -----------    -----------     ---------

Comprehensive loss for the period
 from inception through December 31,
 1998................................

Receipt of membership subscription
 receivable..........................                                                         1,832,428

Issuance of additional shares........  1,028,667     10,287     12,328,651

Issuance of shares in connection with
 the acquisition of DC Systems.......    242,493      2,425      2,997,575

Issuance of shares to former owners
 of Positron.........................     57,486        575        804,229

Reacquisition of stock option........                             (250,000)

Distribution to stockholders.........                             (680,000)

Issuance of stock options below fair
 market value........................                              398,816                                   (398,816)

Amortization of unearned
 compensation........................                                                                         163,608

Net loss.............................

Translation adjustment...............
                                       ----------   --------   -----------   -----------    -----------     ---------
Balance at December 31, 1999.........  9,295,574    $110,579   $52,669,992   $(4,911,205)   $(2,907,065)    $(235,208)
                                       ==========   ========   ===========   ===========    ===========     =========

Comprehensive loss for the year ended
 December 31, 1999...................

                                                      CUMULATIVE        TOTAL                        CUMULATIVE
                                       ACCUMULATED    TRANSLATION   STOCKHOLDERS'   COMPREHENSIVE   COMPREHENSIVE
                                         DEFICIT      ADJUSTMENT       EQUITY           LOSS            LOSS
                                       ------------   -----------   -------------   -------------   -------------
Balance at April 29, 1998
 (inception).........................  $         --    $     --     $         --
Issuance of shares...................                                 20,189,130
Issuance of shares in connection with
 the acquisition of Caminus Energy
 Limited.............................                                  3,000,000
Issuance of shares in connection with
 the acquisition of Zai*Net Software
 L.P.................................                                 10,339,350
Stock subscriptions receivable.......                                 (4,739,493)
Issuance of stock options in
 connection with acquisitions........                                  3,144,995
Purchase of treasury stock at cost...                                 (4,416,667)
Net loss.............................   (10,371,188)                 (10,371,188)   $(10,371,188)
Translation adjustment...............                    13,655           13,655          13,655
                                       ------------    --------     ------------    ------------
Balance at December 31, 1998.........   (10,371,188)     13,655       17,159,782                    $(10,357,533)
                                       ------------    --------     ------------                    ============
Comprehensive loss for the period
 from inception through December 31,
 1998................................                                                (10,357,533)
                                                                                    ------------
Receipt of membership subscription
 receivable..........................                                  1,832,428
Issuance of additional shares........                                 12,338,938
Issuance of shares in connection with
 the acquisition of DC Systems.......                                  3,000,000
Issuance of shares to former owners
 of Positron.........................                                    804,804
Reacquisition of stock option........                                   (250,000)
Distribution to stockholders.........                                   (680,000)
Issuance of stock options below fair
 market value........................                                         --
Amortization of unearned
 compensation........................                                    163,608
Net loss.............................    (8,608,935)         --       (8,608,935)     (8,608,935)
Translation adjustment...............                   (21,206)         (21,206)        (21,206)
                                       ------------    --------     ------------    ------------
Balance at December 31, 1999.........  $(18,980,123)   $ (7,551)    $ 25,739,419                    $(18,987,674)
                                       ============    ========     ============                    ============
Comprehensive loss for the year ended
 December 31, 1999...................                                               $ (8,630,141)
                                                                                    ============

The accompanying notes are an integral part of these consolidated financial statements.

                      CAMINUS CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                 PERIOD FROM
                                                                  INCEPTION
                                                              (APRIL 29, 1998)
                                                                   THROUGH            YEAR ENDED
                                                              DECEMBER 31, 1998   DECEMBER 31, 1999
                                                              -----------------   ------------------
Cash flows from operating activities:
  Net loss..................................................    $(10,371,188)        $ (8,608,935)
  Adjustments to reconcile net loss to net cash provided by
    (used in) operating activities:
    Depreciation and amortization...........................       5,666,521            9,042,568
    Acquired in-process research and development............       4,822,000            1,000,000
    Deferred taxes..........................................              --             (198,516)
    Non-cash compensation expense...........................              --              968,412
    Bad debt expense........................................              --               75,000
    Minority interest.......................................         298,996                   --
  Changes in operating assets and liabilities:
    Accounts receivable.....................................        (849,920)          (3,997,793)
    Prepaid expenses and other current assets...............         (97,456)            (906,350)
    Accounts payable........................................         183,433             (430,402)
    Accrued liabilities.....................................         635,030            2,829,978
    Taxes payable...........................................              --              382,280
    Deferred revenue........................................         704,450           (2,633,495)
    Payable to related parties..............................              --              636,642
    Other...................................................         (40,190)             (81,697)
                                                                ------------         ------------
Net cash provided by (used in) operating activities.........         951,676           (1,922,308)
                                                                ------------         ------------
Cash flows from investing activities:
  Purchases of fixed assets.................................        (500,597)          (1,209,109)
  Acquisition of Caminus Energy Limited, net of cash
    acquired................................................      (2,502,567)                  --
  Acquisition of Zai*Net Software L.P., net of cash
    acquired................................................      (7,242,258)                  --
  Acquisition of Positron...................................        (151,667)                  --
  Acquisition of DC Systems, Inc., net of cash acquired.....              --           (9,919,192)
  Other acquisition costs...................................        (495,817)                  --
                                                                ------------         ------------
Net cash used in investing activities.......................     (10,892,906)         (11,128,301)
                                                                ------------         ------------
Cash flows from financing activities:
  Payments of obligation to affiliate.......................        (250,000)          (4,000,000)
  Payments of obligation to stockholders....................              --           (2,187,500)
  Proceeds from borrowings under credit facility............              --            3,050,000
  Distribution to stockholders..............................              --              (80,000)
  Cash received for subscription receivable.................              --            1,832,428
  Issuance of common stock..................................      12,949,637           12,338,938
                                                                ------------         ------------
Net cash provided by financing activities...................      12,699,637           10,953,866
                                                                ------------         ------------
Effect of exchange rates on cash flows......................          12,131              (12,293)
                                                                ------------         ------------
Net increase (decrease) in cash and cash equivalents........       2,770,538           (2,109,036)
Cash and cash equivalents, beginning of period..............              --            2,770,538
                                                                ------------         ------------
Cash and cash equivalents, end of period....................    $  2,770,538         $    661,502
                                                                ============         ============

The accompanying notes are an integral part of these consolidated financial statements.

                      CAMINUS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BUSINESS AND ORGANIZATION

FORMATION OF THE BUSINESS

     Caminus Corporation ("Caminus" or the "Company") was incorporated in Delaware in September 1999. Caminus was formed to succeed Caminus LLC as the parent organization for the subsidiaries formerly held by Caminus LLC.

     Caminus LLC was originally organized as a Delaware limited liability company on April 29, 1998 ("Inception") by an investor group. Caminus was formed for the purpose of acquiring equity interests in and managing the business affairs of Caminus Energy Limited ("CEL") and Zai*Net Software, L.P. ("Zai*Net" or "ZNLP"), and to provide industry expertise and risk management software products in the evolving competitive gas and energy markets worldwide.

     In conjunction with the formation of the Company and as consideration for the identification of the acquired entities, an option, with an anti-dilution provision, to acquire a 10% interest in Caminus LLC was granted to a member of the investor group. This option has been valued at $1.6 million using the Black-Scholes option pricing model and has been accounted for as part of the purchase price of ZNLP and CEL. Any additional grants made under the anti-dilution provision are required to be made at the current market price. The option expires ten years from the date of the formation of Caminus LLC. In connection with the initial public offering ("IPO") this option was exercised.

     On May 12, 1998, Caminus LLC acquired a 71% ownership interest in ZNLP and a 100% ownership interest in CEL; on December 31, 1998, Caminus LLC acquired the remaining 29% ownership interest in ZNLP. The value assigned to these shares was consistent with the value per share established immediately prior to these acquisitions based on cash capital contributions from founders upon formation of Caminus LLC. (For more complete disclosure, see Note 3 -- Acquisitions).

RECAPITALIZATION

     In February 2000, we closed the initial public offering of 5,027,800 shares of our common stock, realizing net proceeds from the offering of approximately $59.5 million. These financial statements reflect the recapitalization on January 27, 2000 of Caminus LLC as a corporation, and the conversion of each membership interest in the limited liability company into .095238 of one share of common stock of the corporation. This transaction affects the legal form only of the entities under common control, and the proportionate ownership interests of the members pre-and post-merger are preserved.

     In connection with the IPO of the Company, Caminus recapitalized as a C Corporation and therefore will no longer be treated as a limited liability company for tax purposes. Accordingly, the consolidated statements of operations include pro forma net income for all periods assuming the Company was taxable as a C Corporation and pro forma earnings based on pro forma net income divided by the weighted average number of shares outstanding.

                      CAMINUS CORPORATION AND SUBSIDIARIES

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

     The accompanying consolidated financial statements include the accounts of Caminus Corporation and its subsidiaries. All intercompany transactions and balances have been eliminated.

REVENUE RECOGNITION

     The Company generates revenue from several sources, including the licensing of its software products, performing services related to the implementation, training and support of these products, and through providing strategic consulting services to clients in the areas where the Company has subject matter expertise. The Company follows the provisions of Statements of Position ("SOP") 97-2 "Software Revenue Recognition", SOP 98-4 "Deferral of the Effective Date of Certain Provisions of SOP 97-2, and SOP 98-9, "Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions".

     License revenue is recognized upon the execution of a license agreement, when the licensed product has been delivered, fees are fixed and determinable, collectibility is probable and when all other significant obligations have been fulfilled. For license agreements in which customer acceptance is a condition to earning the license fees, revenue is not recognized until acceptance occurs. For arrangements containing multiple elements, such as software license fees, consulting services and maintenance, and where vendor-specific objective evidence ("VSOE") of fair value exists for all undelivered elements, the Company accounts for the delivered elements in accordance with the "residual method" prescribed by SOP 98-9. The adoption of SOP 98-9 did not have a material impact on the consolidated financial position, results of operations or cash flows of the Company. For arrangements containing multiple elements where VSOE does not exist, all revenue is deferred until all elements of the arrangement have been delivered.

     The Company also provides software to customers under long-term development arrangements that can require significant modification to adapt the software to the unique specifications of the customer. If the service elements are considered essential to the functionality of the software products, both the software product revenue and service revenue are recognized using the completed contract method as prescribed in accordance with the provisions of SOP 81-1, "Accounting for Performance of Construction Type and Certain Production Type Contracts." Accordingly, license and software enhancement revenue is recognized under the completed contract method when all development, testing and installation is completed and the purchaser formally accepts the software. Costs associated with these contracts are deferred until contract completion. Deferred costs are classified in "Prepaid expenses and other current assets" on the consolidated balance sheet. Costs of software enhancements include the direct labor component of programmer and consultant cost to perform the software enhancement or service as well as the prorated share of technical support and overhead costs associated with the enhancement and services. Anticipated losses, if any, on uncompleted contracts are recognized in the period in which such losses are determined.

                      CAMINUS CORPORATION AND SUBSIDIARIES

     Software services revenue includes consulting fees for installation, data conversion, training and product support services related to the use of the Company's licensed products. Customers often enter into arrangements for these services concurrent with execution of license agreements. The services do not require significant modification of the licensed products, are not essential to their functionality and are available from other vendors. Payment obligations with respect to the licensed products are not dependent upon the performance of these services. Accordingly, the Company recognizes revenues for these services as they are performed. Maintenance and support revenues associated with new product licenses and renewals, where VSOE of fair value exists, are deferred and recognized ratably over the contract period. Contracts provide for an initial maintenance period, which is annual, and a renewal period after expiration of the initial maintenance period. Customers are permitted, but not required, to renew their maintenance with us after expiration of the initial annual period. The renewal rate for maintenance services is based on the initial license fee and is used to establish VSOE for maintenance revenues.

     Strategic consulting revenue is recognized as such services are performed.

FOREIGN CURRENCY TRANSLATION

     The Company's foreign subsidiaries maintain their accounting records in the local currency, which is their functional currency. The assets and liabilities are translated into U.S. dollars based on exchange rates at the end of the respective reporting periods and the effect of the foreign currency translation is reflected as a component of members' equity. Income and expense items are translated at an average exchange rate during the period. Transaction gains and losses are included in the determination of the results from operations.

SOFTWARE DEVELOPMENT COSTS

     Capitalization of software development costs begins upon establishment of technological feasibility of the product. After technological feasibility is established, material software development costs are capitalized. The capitalized cost is then amortized on a straight-line basis over the estimated product life, or on the ratio of current revenues to total projected product revenues, whichever is greater. To date, the period between achieving technological feasibility, which the Company has defined as establishment of a working model which typically occurs when beta testing commences, and the general release of such software has been short, and software development costs qualifying for capitalization have been insignificant. Accordingly, the Company has not capitalized any software development costs to date.

CASH AND CASH EQUIVALENTS

     Cash equivalents consist of short-term, highly liquid investments with original maturities of three months or less.

                      CAMINUS CORPORATION AND SUBSIDIARIES

ACCOUNTS RECEIVABLE

     The Company periodically reviews accounts receivable for collectibility and provides for an allowance for doubtful accounts to the extent that amounts are not expected to be collected. The allowance for doubtful accounts was approximately $229,000 and $304,000 at December 31, 1998 and 1999, respectively.

FIXED ASSETS

     Fixed assets are recorded at cost. Depreciation is calculated using the straight-line method over the estimated useful life of the related asset, which generally ranges from three to seven years. Leasehold improvements are amortized using the straight-line method over the lesser of the remaining lease term or the estimated useful lives of the related assets.

GOODWILL, DEVELOPED TECHNOLOGY AND OTHER INTANGIBLE ASSETS

     Goodwill and other intangible assets are amortized on a straight-line basis over the estimated future periods to be benefited ranging from three to five years. Developed technology is amortized on a straight-line basis over the estimated product life, generally three years, or on the ratio of current revenues to total projected product revenues, whichever is greater.

     Goodwill and other intangible assets are reviewed for impairment quarterly or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to future undiscounted cash flows of the businesses acquired. If the assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. To date, no impairment has occurred. This analysis is performed according to the asset groupings established at the time of the acquisition and at the enterprise level.

INCOME TAXES

     During the periods presented by these financial statements, the Company was taxed as a partnership for federal and state tax purposes. There were no entity level income taxes imposed by jurisdictions in which the Company conducted its business and, therefore, these financial statements do not reflect any federal or state income tax expense. The profit or loss is deemed passed through to the stockholders and they are obligated to report such profit or loss on their own tax returns in the relevant jurisdictions. Prior to the IPO in January 2000, the Company converted to a C corporation and is subject to federal and state income taxes in 2000.

     The Company has a wholly owned subsidiary located in the United Kingdom. As such, the entity is liable for taxes to the Inland Revenue. For U.S. purposes, an election was made to include the foreign income and expenses in the U.S. tax

                      CAMINUS CORPORATION AND SUBSIDIARIES
returns. As a result of this election, the Company will be liable for U.K. taxes. Foreign tax credits are passed through to the stockholders.

     New York City, one of the local jurisdictions in which the Company conducts its business, imposes an Unincorporated Business Tax at a rate of 4%, on unincorporated entities, such as the Company. This tax is reduced to the extent any stockholder is itself subject to New York City income tax. In addition, this tax is imposed only on the portion of taxable income allocable to New York City as per certain allocation factors (i.e., receipts, payroll and property).

     The tax expense recorded in these financial statements reflects foreign taxes and the New York City Unincorporated Business Tax on the Company's allocable portion of the taxable income.

FAIR VALUE OF FINANCIAL INSTRUMENTS

     The Company's financial instruments consist primarily of cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities and borrowings under a credit facility. The current carrying amount of these instruments approximates fair market value due to the relatively short period of time to maturity for these instruments.

EARNINGS PER SHARE

     The Company computes net income (loss) per share in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share" ("SFAS 128") and SEC Staff Accounting Bulletin No. 98 ("SAB 98"). Under the provisions of SFAS 128 and SAB 98, basic and diluted net loss per share is computed by dividing net loss for the period by the weighted average number of shares outstanding for the period. The calculation of diluted net loss per share excludes options to purchase shares as the effect would be antidilutive.

     At December 31, 1998 and 1999, outstanding options to purchase 604,891 and 941,734 shares, respectively, with exercise prices ranging from $2.31 to $4.62 and $2.31 to $13.97, respectively, as well as contingently issuable options to purchase 1,935,483 and 1,977,986 shares, respectively, with exercise prices ranging from $1.89 to $6.51 were excluded from the calculation of diluted loss per share as the effect would have been anti-dilutive.

ACCOUNTING FOR STOCK-BASED COMPENSATION

     The Company follows SFAS No. 123, "Accounting for Stock-Based Compensation," ("SFAS 123"). As permitted by this statement, the Company continues to apply Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," ("APB 25") to account for its stock-based employee compensation arrangements.

                      CAMINUS CORPORATION AND SUBSIDIARIES

USE OF ESTIMATES

     The accompanying consolidated financial statements are prepared in conformity with generally accepted accounting principles which require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

NEW ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133") which is effective for the Company beginning in 2001. SFAS 133 establishes accounting and reporting standards for derivative financial instruments and hedging activities related to those instruments, as well as other hedging activities. Because the Company does not currently hold any derivative financial instruments and does not engage in hedging activities, the adoption of SFAS 133 is not expected to have a material impact on the consolidated financial position, results of operations or cash flows of the Company.

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, Revenue recognition, "SAB 101", which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the Securities and Exchange Commission. SAB 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosures related to revenue recognition policies. Management believes that its revenue recognition policies and practices are in conformance with SAB 101.

3. ACQUISITIONS

ZAI*NET SOFTWARE, L.P.

     On May 12, 1998, the Company acquired a 71% ownership interest in ZNLP for $7,740,000 in cash. ZNLP licenses, customizes and services Zai*Net, an integrated real-time front, middle, and back office software trading system for foreign exchange, commodities, energy, options and other financial products. The terms of the purchase agreement required the payment of additional consideration totaling $4,375,000 to the former shareholder of ZNLP if revenues from ZNLP products were in excess of certain thresholds as defined in the purchase agreement. Payment of this additional consideration was guaranteed in connection with the acquisition of the remaining 29% interest in ZNLP by the Company in December 1998. The acquisition of the 71% ownership interest was accounted for using the purchase method of accounting, and accordingly, the results of ZNLP's operations are included in the Company's consolidated financial statements from the date of acquisition.

     On December 31, 1998, the Company acquired the remaining 29% interest in ZNLP in exchange for a 21% equity interest in the Company. The acquisition of the

                      CAMINUS CORPORATION AND SUBSIDIARIES
minority interest was accounted for using the purchase method of accounting. Also as of December 31, 1998, Zai*Net had 4,988,209 options outstanding with an average strike price of $2.31. These options were valued at their market value and recorded as additional consideration for the acquisition of ZNLP. In March 1999, in connection with this transaction, ZNLP was merged into the Company. In addition, the Company agreed that the amounts included as earnout payments in the original acquisition agreement will be due and payable in various installments through April 15, 2000.

     A summary of the total purchase price for the acquisition of ZNLP is as follows:

Cash.....................................................  $ 7,740,000
Issuance of notes payable................................    4,375,000
Issuance of equity.......................................   10,339,350
Issuance of options (see Note 1).........................    1,173,071
Issuance of options to ZNLP employees....................    1,496,463
Other direct acquisition costs...........................      602,969
                                                           -----------
                                                           $25,726,853
                                                           ===========

     A summary of the allocation of the total purchase price is as follows:

Tangible net assets acquired.............................  $   899,191
Acquired in-process research and development.............    4,822,000
Developed technology.....................................    2,596,000
Other identifiable intangible assets.....................    2,023,000
Goodwill.................................................   15,386,662
                                                           -----------
                                                           $25,726,853
                                                           ===========

     The fair value assigned to intangible assets acquired was based on an appraisal of the purchased in-process technology, developed technology, and other intangible assets. Of the acquired intangible assets, $4,822,000 represents management's estimate of acquired in-process research and development (IPR&D) that had not yet reached technological feasibility and had no alternative future use. Accordingly, this amount was immediately expensed in the consolidated statement of operations upon acquisition. The value assigned to IPR&D was determined by identifying research projects in areas for which technological feasibility had not been established. The value was determined by estimating the costs to develop the IPR&D into commercially viable products, estimating the resulting net cash flows from such projects, and discounting the net cash flows back to their present value.

     In estimating the net discounted cash flows from such projects, no material changes from historical pricing, margins and expense levels are anticipated. The most significant and uncertain assumptions included completion of the products in process on schedule, expectations about revenue growth and eventual replacement

                      CAMINUS CORPORATION AND SUBSIDIARIES
of these products with new products over a three to four year period. No residual cash flows of the Company were assumed to relate to IPR&D. The discount rate of 25-35% included a factor that takes into account the uncertainty surrounding the successful development of the IPR&D. Additionally, consideration was given to the stage of completion of each research and development project at the date of acquisition.

     The acquired IPR&D includes the power trading and scheduling, gas trading and scheduling and the foreign exchange products. The Company estimated that these products were approximately 87.5%, 75% and 90% complete at the date of acquisition based on costs incurred through the date of acquisition as compared to total estimated expenditures over the product's development cycle. DC Systems has gas trading and scheduling products that are comparable to those of Zai*Net. The Company has decided to delay the development of the gas trading and scheduling until the comparable DC Systems products can be evaluated. The Company released the other products during 1999.

     The nature of the efforts required to develop and integrate the acquired IPR&D into a commercially viable product, feature or functionality within the Company's suite of existing products related to the completion of all planning, design and testing activities that are necessary to establish that the product can be produced to meet design and performance requirements. The Company currently expects that the product utilizing the acquired IPR&D will be successful, but there can be no assurance that commercial viability of any of these products will be achieved. Further, future developments in the software industry, changes in the technology, changes in other products and offerings or other developments may cause the Company to alter, or abandon, its product plans.

     Developed technology represents the fair value of applications and technologies existing at the date of acquisition. Other intangible assets represent the fair value of other acquired intangible assets including primarily customer lists and work force in place. Goodwill represents the excess of the purchase price over the fair value of identifiable tangible and intangible assets acquired.

CAMINUS ENERGY LIMITED

     On May 12, 1998, the Company acquired CEL, a consulting and professional services organization, which provides services and research to companies in the energy market sector, for $3,022,924 in cash, plus an equity interest of 10.1% of the Company valued at $3.0 million. The acquisition was accounted for using the purchase method of accounting, and accordingly, the results of CEL's operations are included in the Company's consolidated financial statements from the date of acquisition.

                      CAMINUS CORPORATION AND SUBSIDIARIES

     A summary of the purchase price for the acquisition is as follows:

Issuance of equity........................................  $3,000,000
Cash......................................................   3,022,924
Issuance of options (see Note 1)..........................     475,461
Other direct acquisition costs............................     100,000
                                                            ----------
                                                            $6,598,385
                                                            ==========

     A summary of the allocation of the purchase price is as follows:

Tangible net assets acquired..............................  $  380,515
Goodwill..................................................   6,217,870
                                                            ----------
                                                            $6,598,385
                                                            ==========

     Goodwill represents the excess of the purchase price over the fair value of identifiable tangible and intangible assets acquired.

     Pursuant to the Agreement, the Company also granted options to purchase 480,952 shares to two officers of CEL (288,571 and 192,381 shares, respectively) for $3.12 per share (total proceeds to Caminus of approximately $1.5 million). These options are exercisable only in the event of a sale or public offering, compliance with a service agreement and achievement of certain internal rates of return. The number of shares that ultimately vest and become exercisable is contingent upon all of these conditions. No amounts were recorded for these options, as the conditions under which they would vest were not met as of December 31, 1999. However, upon consummation of the IPO in 2000, the Company recorded a compensation related charge for the exercise of these options of approximately $7.0 million.

POSITRON ENERGY CONSULTING

     On November 13, 1998, the Company acquired Positron Energy Consulting ("Positron"). The Company paid $151,667 in cash for certain assets and liabilities of Positron. The acquisition was accounted for using the purchase method of accounting and the excess of the purchase price over the net assets acquired was recorded as goodwill. Also in connection with the acquisition, restricted shares of common stock of the Company were granted to three employees/principals of Positron. The restrictions lapse only upon the resolution of contingencies identified in the purchase agreement.

     In November 1999, the Company's managing committee determined that all of the contingencies identified in the purchase agreement were satisfied. Accordingly, the restrictions on the shares have been lifted and the three employees/principals of Positron received 57,486 unrestricted shares. The Company recorded a compensation charge in November 1999 of approximately $0.8 million related to the issuance of these shares.

                      CAMINUS CORPORATION AND SUBSIDIARIES

DC SYSTEMS ("DCS")

     On July 31, 1999, Caminus acquired DCS, a provider of software solutions to the gas industry. The Company paid $10,000,000 in cash, and issued 242,493 shares of Caminus valued at $3,000,000. In connection with this transaction, Caminus incurred approximately $500,000 of other direct acquisition costs. A summary of the allocation of the purchase price is as follows:

Tangible net assets acquired.........................  $  (953,706)
Acquired in-process research and development.........    1,000,000
Developed technology.................................    1,800,000
Other intangible assets..............................    3,030,000
Goodwill.............................................    8,623,706
                                                       -----------
                                                       $13,500,000
                                                       ===========

     The fair value assigned to intangible assets acquired was based on an appraisal of the purchased in-process technology, developed technology, and other intangible assets. Of the acquired intangible assets, $1,000,000 represents management's estimate of acquired in-process research and development (IPR&D) that had not yet reached technological feasibility and had no alternative future use. Accordingly, this amount was immediately expensed in the consolidated statement of operations upon acquisition. The value assigned to IPR&D, was determined by identifying research projects in areas for which technological feasibility had not been established. The value was determined by estimating the costs to develop the IPR&D into commercially viable products, estimating the resulting net cash flows from such projects, and discounting the net cash flows back to their present value.

     In estimating the net discounted cash flows from such projects, no material changes from historical pricing, margins and expense levels are anticipated. The most significant and uncertain assumptions included completion of the products in process on schedule, expectations about revenue growth and eventual replacement of these products with new products over a three to four year period. No residual cash flows of the Company were assumed to relate to IPR&D. The discount rate of 25% included a factor that takes into account the uncertainty surrounding the successful development of the IPR&D. Additionally, consideration was given to the stage of completion of each research and development project at the date of acquisition.

     The acquired IPR&D includes the Plant*Master and other products. The Company estimated that these products were approximately 50% complete at the date of acquisition based on costs incurred through the date of acquisition as compared to total estimated expenditures over the product's development cycle. The Company expects to have these products available for release during 2000 with estimated future development costs totaling approximately $600,000 at the time of acquisition. The Company intends to offer other products to its customers under general release once completed.

                      CAMINUS CORPORATION AND SUBSIDIARIES

     The nature of the efforts required to develop and integrate the acquired IPR&D into a commercially viable product, feature or functionality within the Company's suite of existing products related to the completion of all planning, design and testing activities that are necessary to establish that the product can be produced to meet design and performance requirements. The Company currently expects that the product utilizing the acquired IPR&D will be successful, but there can be no assurance that commercial viability of any of these products will be achieved. Further, future developments in the software industry, changes in the technology, changes in other products and offerings or other developments may cause the Company to alter, or abandon, its product plans.

     Developed technology represents the fair value of applications and technologies existing at the date of acquisition. Other intangible assets represent the fair value of other acquired intangible assets including primarily customer lists and work force in place. Goodwill represents the excess of the purchase price over the fair value of identifiable tangible and intangible assets acquired.

     In July 1999, DC Systems declared a dividend to the existing shareholders to cover the estimated tax liability associated with the sale of DC Systems to the Company. This dividend amounted to $184,000 and is included in payable to related parties on the consolidated balance sheet.

UNAUDITED PRO FORMA FINANCIAL INFORMATION

     The above acquisitions were accounted for using the purchase method. Had the acquisitions of ZNLP, CEL, Positron and DC Systems occurred on January 1, 1998 the unaudited pro forma revenue, net loss and related basic and diluted loss per share for the years ended December 31, 1998 and 1999 would have been:
$14.8 million and $27.3 million; $13.3 million and $14.7 million; and $1.76 and $1.72, respectively. These results, which are based on various assumptions, are not necessarily indicative of what would have occurred had the acquisitions been consummated on January 1, 1998.

                      CAMINUS CORPORATION AND SUBSIDIARIES

4. FIXED ASSETS

     Fixed assets consist of the following:

                                                            DECEMBER 31,
                                                       -----------------------
                                                         1998          1999
                                                       ---------    ----------
Computer hardware, software and office equipment.....  $ 699,574    $1,721,291
Furniture, fixtures and leasehold improvements.......    240,678       544,595
Automobiles..........................................      8,580        14,185
                                                       ---------    ----------
                                                         948,832     2,280,071
Less -- Accumulated depreciation and amortization....   (168,756)     (634,476)
                                                       ---------    ----------
                                                       $ 780,076    $1,645,595
                                                       =========    ==========

     Depreciation expense for the period from Inception through December 31, 1998 and for the year ended December 31, 1999 amounted to $168,756 and $468,392, respectively.

5. INTANGIBLE ASSETS

     The intangible assets arising from the acquisition transactions discussed in Note 3 are as follows:

                                                          DECEMBER 31,
                                                   ---------------------------
                                                      1998            1999
                                                   -----------    ------------
Developed technology.............................  $ 2,607,457    $  4,407,457
Goodwill.........................................   21,737,898      30,361,604
Other intangible assets..........................    2,029,845       5,059,845
                                                   -----------    ------------
                                                    26,375,200      39,828,906
Less -- Accumulated amortization.................   (2,414,432)    (10,998,608)
                                                   -----------    ------------
                                                   $23,960,768    $ 28,840,298
                                                   ===========    ============

     Amortization expense for developed technology, goodwill and other intangible assets for the period from Inception through December 31, 1998 and for the year ended December 31, 1999 were $300,096, $1,874,350 and $239,986, respectively; and $1,056,653, $6,671,463 and $846,060, respectively.

                      CAMINUS CORPORATION AND SUBSIDIARIES

6. ACCRUED LIABILITIES

     Accrued liabilities consist of the following:

                                                            DECEMBER 31,
                                                      ------------------------
                                                         1998          1999
                                                      ----------    ----------
Accrued bonuses and commissions.....................  $  515,722    $2,600,040
Accrued professional fees...........................     227,778     1,466,156
Accrued management fees.............................     100,000       252,942
Other accrued expenses..............................     185,639       642,808
                                                      ----------    ----------
     Total accrued liabilities......................  $1,029,139    $4,961,946
                                                      ==========    ==========

7. DEFERRED REVENUE

     Deferred revenue consists of the following:

                                                            DECEMBER 31,
                                                      ------------------------
                                                         1998          1999
                                                      ----------    ----------
Deferred license revenue............................  $2,139,534    $1,430,432
Deferred maintenance revenue........................          --       640,466
                                                      ----------    ----------
                                                      $2,139,534    $2,070,898
                                                      ==========    ==========

     Deferred revenue consists of cash received from customers or amounts billed in advance of revenue recognition. During 1999, the Company changed its maintenance billing practices for most customers from a monthly billing cycle to a quarterly or annual billing cycle, depending upon the customer, thereby giving rise to deferred maintenance revenue at December 31, 1999.

8. CREDIT FACILITY

     On June 23, 1999, the Company entered into a credit agreement with Fleet Bank ("the Bank"), pursuant to which the Company may borrow up to $5.0 million under a revolving loan and a working capital loan.

     The revolving loan provides the Company with borrowing capacity of up to $2.5 million. Quarterly payments under the terms of the loan must equal or exceed $250,000 beginning December 31, 1999. The borrowing base under the working capital loan is equal to 85% of eligible receivables, less $500,000, and in the aggregate, can not exceed $2.5 million. The loan expires on May 31, 2000 and may be extended for an additional year.

     Credit facilities under the agreement bear interest at either the Bank's reference rate, generally equivalent to prime rate, or LIBOR plus an applicable margin (may vary between 2.5% and 3% depending on certain ratios of the

                      CAMINUS CORPORATION AND SUBSIDIARIES

Company as defined in the agreement). The applicable borrowing rate at December 31, 1999 was 8.5%.

     Borrowing under the loans on December 31, 1999 amounted to $3.1 million, of which $2.0 million was related to the revolving loan and $1.1 million was related to the working capital loan.

     Under the terms of the credit agreement, the Company is required to maintain certain financial ratios. The loans are secured by substantially all assets of the Company. In addition, the Bank has a pledge from certain affiliates of approximately 75% of the common stock outstanding. The Bank has first security in and a lien on these shares of common stock.

     Pursuant to the agreement, the Company is required to repay the facilities in full upon the event of a public offering. Accordingly, the Company repaid all amounts outstanding under the loan in February 2000.

9. INCOME TAXES

     The provision for income taxes consists of the following:

                                             PERIOD FROM
                                              INCEPTION              YEAR
                                               THROUGH               ENDED
                                          DECEMBER 31, 1998    DECEMBER 31, 1999
                                          -----------------    -----------------
Current tax provision
  Foreign taxes.........................       $    --             $590,963
  State and City........................        35,735               54,808
                                               -------             --------
          Total current tax provision...        35,735              645,766
Deferred tax provision
  Foreign...............................            --                   --
  State and City........................            --                   --
                                               -------             --------
          Total deferred tax
             provision..................            --                   --
                                               -------             --------
Provision for income taxes..............       $35,735             $645,766
                                               =======             ========

                      CAMINUS CORPORATION AND SUBSIDIARIES

     The effective income tax rate differs from the statutory U.S. Federal income tax rate for the following reasons:

                                             PERIOD FROM
                                              INCEPTION
                                               THROUGH            YEAR ENDED
                                          DECEMBER 31, 1998    DECEMBER 31, 1999
                                          -----------------    -----------------
Statutory U.S. federal income tax.......       $    --             $     --
Local income taxes, net of federal
  income tax benefit....................        35,735               54,803
Foreign income taxes....................            --              590,963
Taxes receivable........................            --                   --
                                               -------             --------
Provision for income taxes, at effective
  rate..................................       $35,735             $645,766
                                               =======             ========

10. 401(k) SAVINGS PLAN

     ZNLP had previously maintained a 401(k) Savings Plan (the "Plan"). Effective with the acquisition of ZNLP by Caminus, the ZNLP plan was extended to all eligible domestic employees of Caminus. Employees are eligible to participate in the Plan upon completion of six months of service with the Company. Eligible employees may contribute up to 15% of their annual compensation to the Plan on a pre-tax basis. Participant contributions to the Plan are immediately vested. In addition, under the terms of the Plan, the Company, at its discretion, may match all or a portion of a participant's contribution to the Plan up to 10% of the participant's compensation. This matching percentage is determined by the Company prior to the start of each Plan year. The Company matching contribution is made at calendar year end. Participants become vested in Company matching contributions to the Plan at the rate of 20% per year of service with the Company. For 1998, the Company elected to match 100% of participant contributions up to a maximum of $1,000 per participant. The 401(k) expense for the period from Inception through December 31, 1998 and the year ended December 31, 1999 totaled $30,445 and $82,377, respectively.

11. STOCK OPTION PLANS

     In May 1998, ZNLP established its stock option plan (the "ZNLP Plan"). Upon closing of the purchase of the remaining 29% of ZNLP by the Company on December 31, 1998, Caminus canceled the options outstanding under the ZNLP Plan and issued to the employees options to purchase shares of Caminus common stock. Costs associated with this transaction were accounted for as part of the ZNLP acquisition purchase price. In February 1999, the Management Committee approved the adoption of the ZNLP Plan for all eligible Caminus employees (the "1998 Plan"). In September 1999, the Company established a new stock option plan ("1999 Plan"). All future grants will be made under the 1999 Plan. There

                      CAMINUS CORPORATION AND SUBSIDIARIES
were no grants made under the 1999 Plan as of December 31, 1999. Both the 1998 Plan and the 1999 Plan provide for the issuance of stock options to key employees and consultants of the Company. Under the terms of the Plan, options are granted to purchase common stock in the Company at a price not less than 100% of the fair market value on the date of the grant. The options generally vest over a period of four years and are exercisable for a period of ten years from the date of the grant. Upon adoption of the 1998 Plan, the Company reserved shares equivalent to 9.0% of total outstanding shares of common stock for the exercise of vested options. Upon adoption of the 1999 Plan, the Company reserved 502,312 shares of common stock.

     The following table summarizes the Company's option plan activity:

                                                  1998 PLAN
                           -------------------------------------------------------
                             PERIOD FROM INCEPTION              YEAR ENDED
                           THROUGH DECEMBER 31, 1998        DECEMBER 31, 1999
                           --------------------------   --------------------------
                                     WEIGHTED AVERAGE             WEIGHTED AVERAGE
                                      EXERCISE PRICE               EXERCISE PRICE
                           OPTIONS      PER SHARE       OPTIONS      PER SHARE
                           -------   ----------------   -------   ----------------
Outstanding at beginning
  of period..............       --                      604,891        $2.74
Granted..................  604,891        $2.74         392,260         7.29
Exercised................       --                           --
Canceled.................       --                      (55,417)        2.97
                           -------                      -------
Outstanding at end of
  year...................  604,891        $2.74         941,734        $4.62
                           =======                      =======
Options exercisable at
  period end.............       --                      202,433        $2.76
                           =======                      =======

     The following table summarizes information about stock options outstanding under the 1998 Plan at December 31, 1999:

                                    OPTIONS OUTSTANDING
                   -----------------------------------------------------
                       NUMBER
                     OUTSTANDING     WEIGHTED AVERAGE       WEIGHTED
    RANGE OF       AT DECEMBER 31,      REMAINING       AVERAGE EXERCISE
EXERCISE PRICES         1999         CONTRACTUAL LIFE        PRICE
---------------    ---------------   ----------------   ----------------
  $2.31-$5.78          821,917          8.8 years            $ 3.69
 $9.03-$13.97          119,817          9.6 years             11.01
                       -------
                       941,734                                 4.62
                       =======

     At December 31, 1999, options to purchase approximately 6,200 shares and 502,312 shares were available for grant under the 1998 Plan and 1999 Plan, respectively.

                      CAMINUS CORPORATION AND SUBSIDIARIES

     The Company applies APB 25 and related interpretations in accounting for its Plan and other stock-based compensation issued to employees. During the period from Inception through December 31, 1998 the Company did not recognize compensation expense related to option grants. The Company recognized $163,608 of compensation expense associated with options granted to employees below fair market value. No options have been granted to consultants.

     Had compensation cost for the Company's option plan been determined based upon the fair value at the grant date for awards under the plan consistent with the methodology prescribed under SFAS 123, the Company's net loss would have been increased by approximately $67,000 and $315,000 in the period from Inception through December 31, 1998 and the year ended December 31, 1999, respectively. This additional compensation expense would have resulted in a net loss and net loss per share of $10.4 million and $1.42 and $8.9 million and $1.05 for the period from Inception through December 31, 1998 and the year ended December 31, 1999, respectively. The fair values of options granted to employees has been determined on the date of the respective grant using the Black-Scholes option pricing model incorporating the following weighted average assumptions:
(1) risk-free interest rate of 5.50% for 1998 and 4.88% to 6.20% for 1999; (2) dividend yield of 0.00%; (3) expected life of five years; and (4) volatility of 40% for 1998 and 60% for 1999.

     The pro forma effects above may not be representative of the effects on future years because of the prospective application required by SFAS 123 and the fact that options vest over several years and new grants generally are made each year.

12. COMMITMENTS AND CONTINGENCIES

     The Company leases office space in New York City, London and Houston under long-term leases.

     Future minimum annual lease commitments are as follows:

2000........................................................  $1,653,536
2001........................................................   1,537,903
2002........................................................   1,240,111
2003........................................................   1,191,715
2004........................................................     989,147
Thereafter..................................................     959,621
                                                              ----------
                                                              $7,572,037
                                                              ==========

     Rent expense for the period from Inception through December 31, 1998 and the year ended December 31, 1999 was $320,800 and $1,008,575, respectively.

     From time to time, in the ordinary course of business, the Company is subject to legal proceedings. While it is not possible to determine the ultimate outcome of such matters, it is management's opinion that the resolution of any pending issues will not have a material adverse effect on the financial position, results of operations or cash flows of the Company.

                      CAMINUS CORPORATION AND SUBSIDIARIES

13. RELATED PARTY TRANSACTIONS

SS&C

     In May 1998 SS&C Technologies ("SS&C") purchased 1,762,301 shares of common stock for $3.0 million of cash and the contribution of an exclusive distribution agreement for 39 months to sell certain products developed by SS&C having an initial value of $2.5 million. In addition, SS&C was granted a warrant to purchase an additional 800,952 shares of common stock with an exercise price of $0.11 per share. The original distribution agreement was capitalized as an asset and would have been amortized to income on a straight line basis over its life. Under the terms of the original distribution agreement, the warrant would vest and become exercisable at the earlier of 39 months from the grant or the sale or public offering of the Company. The number of shares exercisable was dependent on the revenue levels derived from the sales of SS&C products by the Company. No value was assigned to this warrant due to the great uncertainty as to the amount of revenue, if any, that would be derived under the original distribution agreement. The Company initially expected that the Caminus and SS&C products would complement each other. However, Caminus later determined that it would not invest its resources to sell this product.

     On December 31, 1998, the Company repurchased all of the common stock and the warrant to acquire common stock held by SS&C for total consideration of approximately $4.9 million. The consideration of $4.9 million, which was charged to treasury stock, consisted of cash of approximately $2.3 million, the net value of the cancelled distribution agreement of approximately $2.2 million and the issuance of an option to acquire 277,052 shares of common stock of the Company for $1.8 million (the "SS&C Option"), which has been valued at approximately $0.5 million using the Black-Scholes option pricing model. The SS&C Option was fully vested as of December 31, 1998 and expires on December 31, 2003. As of December 31, 1998, the Company recorded a note payable for the cash portion of the repurchase of equity. The SS&C Option was exercised in the quarter ended March 31, 2000 in connection with the IPO.

     Simultaneously with the repurchase of the SS&C shares of common stock, the Company entered into a distribution agreement with SS&C (the "Distribution Agreement"). This agreement gives the Company the exclusive right to sell the same SS&C software products as the original distribution agreement into the energy market. Total guaranteed minimum payments under the terms of the Distribution Agreement, as amended, were $2,750,000 of which $2,000,000 had been paid through December 31, 1999.

     As of December 31, 1998, the Company had not sold any of the SS&C products acquired under the Distribution Agreement. Further, the Company does not have an active plan to sell the software, which was acquired pursuant to the terms of the distribution agreement. Because the Company has not resold any SS&C software, nor does it have a formal plan in place to resell this software, the total guaranteed minimum payments to SS&C as stipulated in the Distribution Agreement have been recorded as a charge in the statement of operations. The amount of $2,750,000 has

                      CAMINUS CORPORATION AND SUBSIDIARIES
been included in "Amortization of intangible assets" in the consolidated statement of operations for the period from Inception through December 31, 1998.

OTHER TRANSACTIONS

     On October 21, 1998, in connection with his employment with the Company, the Chief Executive Officer ("CEO") was loaned $1,000,000 by the Company in order to acquire shares of common stock. The loan bears interest at a rate of 9%, and all accrued and unpaid interest is payable upon maturity (October 2008). The loan is secured by the shares of common stock. In addition, on October 21, 1998, the Company loaned the CEO $100,000. The loan bears interest at a rate of 9%; all accrued and unpaid interest is payable upon maturity. The $100,000 loan was repaid, including interest, in November 1999.

     Additionally, in connection with the CEO's employment agreement, if certain performance criteria and other conditions are met, the CEO would receive a bonus based on forgiveness of the entire outstanding amount of the $1.0 million loan plus accrued interest as well as additional shares of common stock. Such amounts were earned upon the IPO and will result in a compensation related charge in the quarter ended March 31, 2000 of approximately $3.7 million.

     During 1999, Caminus made a distribution of $80,000 and recorded an obligation to distribute $600,000 to its shareholders, for the estimated tax associated with the former LLC's taxable income.

     In connection with the acquisition of the 29% minority interest in ZNLP, the earnout payments to the shareholder of ZNLP were guaranteed. The remaining amounts owed are recorded as "payable to related parties" in the consolidated balance sheet.

     On September 1, 1998, in connection with his employment with the Company, an employee was loaned $74,638 by the Company to acquire a portion of his shares of common stock. The loan bears interest at a rate of 9%, and all accrued and unpaid interest is payable upon maturity (September 2008). The loan is secured by the common stock.

     Upon the IPO closing in February 2000, the Company paid two officers of the Company (the former shareholders of CEL) a special bonus of $476,000.

     As outlined in the former LLC Agreement, the Company is required to pay to GFI Energy Ventures ("GFI"), a shareholder of the Company, an annual management fee as consideration for financial, tax and general and administrative services. This fee is calculated as 1% of the shareholders aggregate adjusted capital contribution. Total management fees incurred for the period from Inception through December 31, 1998 and for the year ended December 31, 1999 were approximately $160,000 and $377,000, respectively. In November 1999, the Company agreed to terminate its advisory arrangement with GFI effective as of the IPO closing in February 2000. As consideration, the Company paid GFI $1,300,000 from the net proceeds of the initial public offering.

                      CAMINUS CORPORATION AND SUBSIDIARIES

14. CONCENTRATION OF CREDIT RISK

     Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of trade accounts receivable. The Company controls this risk through credit approvals, customer limits and monitoring procedures. Additionally, the Company can limit the amount of support provided to its customers in the event of non-payment. During the period from Inception through December 31, 1998 and the year ended December 31, 1999, there were no customers who represented more than 10% of consolidated revenues. At December 31, 1998, there were no customers who represented more than 10% of the Company's accounts receivable. At December 31, 1999 the combined balances of two customers represented 31% of accounts receivable, net.

15. SEGMENT REPORTING

     The Company has two reportable segments: software and strategic consulting. Software comprises the licensing of the Company's software products and the related implementation and maintenance services. Strategic consulting provides energy market participants with professional advice regarding where and how to compete in their respective markets. In evaluating financial performance, management uses earnings before interest and other income, income taxes, depreciation and amortization, the write-off of acquired IPR&D, and non-cash compensation expense ("Adjusted EBITDA") as the measure of a segment's profit or loss.

     The accounting policies of the reportable segments are the same as those described in Note 2. There are no inter-segment revenues or expenses between the two reportable segments.

     The following table illustrates the financial results of the two reportable segments:

                             PERIOD FROM INCEPTION            YEAR ENDED
                           THROUGH DECEMBER 31, 1998       DECEMBER 31, 1999
                           -------------------------   -------------------------
                                          STRATEGIC                   STRATEGIC
                            SOFTWARE     CONSULTING     SOFTWARE     CONSULTING
                           -----------   -----------   -----------   -----------
Operating Results:
  Revenues:
     Licenses............  $ 3,639,143   $        --   $12,538,617   $        --
     Software services...    3,090,758            --     7,815,880            --
     Strategic
       consulting........           --     2,896,102            --     6,556,156
                           -----------   -----------   -----------   -----------
       Total revenues....  $ 6,729,901   $ 2,896,102   $20,354,497   $ 6,556,156
                           ===========   ===========   ===========   ===========

                      CAMINUS CORPORATION AND SUBSIDIARIES

                             PERIOD FROM INCEPTION            YEAR ENDED
                           THROUGH DECEMBER 31, 1998       DECEMBER 31, 1999
                           -------------------------   -------------------------
                                          STRATEGIC                   STRATEGIC
                            SOFTWARE     CONSULTING     SOFTWARE     CONSULTING
                           -----------   -----------   -----------   -----------
  Adjusted EBITDA........  $   364,859   $    (9,704)  $ 1,464,457   $ 1,827,395
  Non-cash compensation
     expense.............           --            --      (968,412)           --
  Acquired IPR&D.........   (4,822,000)           --    (1,000,000)           --
                           -----------   -----------   -----------   -----------
                            (4,457,141)       (9,704)     (503,955)    1,827,395
  Depreciation and
     amortization........   (4,247,077)   (1,419,444)   (6,888,526)   (2,170,768)
                           -----------   -----------   -----------   -----------
  Operating loss.........   (8,704,218)   (1,429,148)   (7,392,480)     (343,373)
                           ===========   ===========   ===========   ===========
Other Data:
  Capital expenditures...  $   379,677   $   120,920   $   913,794   $   295,315
                           ===========   ===========   ===========   ===========
                                               AS OF                       AS OF
                               DECEMBER 31, 1998           DECEMBER 31, 1999
                           -------------------------   -------------------------
  Total assets...........  $24,477,822   $ 6,591,180   $34,290,734   $ 7,187,203
                           ===========   ===========   ===========   ===========

     The Company maintains a corporate division solely for administrative purposes. This division does not generate revenues, and corporate expenses, which are not significant, are primarily contained in the software segment. Additionally, items recorded in the consolidated financial statements for purchase accounting, such as goodwill, intangible assets and related amortization, have been pushed down to the respective segments for segment reporting purposes.

                      CAMINUS CORPORATION AND SUBSIDIARIES

     Geographic information for the Company, for the period from Inception through December 31, 1998 and for the year ended December 31, 1999 is summarized in the table below. The Company's international revenues were derived primarily from the United Kingdom and the Company's international long-lived assets at December 31, 1998 and 1999 resided primarily in the United Kingdom.

                                             PERIOD FROM
                                              INCEPTION
                                               THROUGH            YEAR ENDED
                                          DECEMBER 31, 1998    DECEMBER 31, 1999
                                          -----------------    -----------------
Revenues:
  United States.........................     $ 5,743,168          $14,644,108
  International (principally the United
     Kingdom)...........................     $ 3,882,835          $12,266,545

                                                          AS OF
                                          --------------------------------------
                                          DECEMBER 31, 1998    DECEMBER 31, 1999
                                          -----------------    -----------------
Long-lived assets:
  United States.........................     $19,681,870          $27,334,815
  International (principally the United
     Kingdom)...........................     $ 5,065,802          $ 3,170,481

16. SUPPLEMENTAL CASH FLOW INFORMATION

                                             PERIOD FROM
                                              INCEPTION
                                               THROUGH            YEAR ENDED
                                          DECEMBER 31, 1998    DECEMBER 31, 1999
                                          -----------------    -----------------
Accrual of SS&C option buyback..........     $        --          $  250,000
Issuance of equity in connection with
  the acquisition of DC Systems.........                           3,000,000
Notes payable issued in connection with
  the acquisition of Zai*Net Software,
  L.P...................................       4,375,000                  --
Issuance of equity in connection with
  the acquisition of Caminus Energy
  Limited...............................       3,000,000                  --
Issuance of equity for the contributed
  distribution agreement................       2,500,000                  --
Issuance of equity in connection with
  the acquisition of Zai*Net Software,
  L.P. minority interest................      10,339,350                  --

                      CAMINUS CORPORATION AND SUBSIDIARIES

                                             PERIOD FROM
                                              INCEPTION
                                               THROUGH            YEAR ENDED
                                          DECEMBER 31, 1998    DECEMBER 31, 1999
                                          -----------------    -----------------
Purchase of treasury stock by issuing a
  note payable ($2,250,000),
  cancellation of the original
  distribution agreement ($2,166,667)
  and grant of an option to acquire
  common stock of the Company
  ($494,538)............................       4,911,205                  --
Notes receivable for sale of stock......       1,000,000                  --

                      CAMINUS CORPORATION AND SUBSIDIARIES
                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

Allowance for doubtful accounts:

Balance, April 29, 1998.....................................  $228,644
  Provision.................................................        --
  Recoveries................................................        --
  Charge-offs...............................................        --
                                                              --------
Balance, December 31, 1998..................................   228,644
  Provision.................................................    75,000
  Recoveries................................................        --
  Charge-offs...............................................        --
                                                              --------
Balance, December 31, 1999..................................  $303,644
                                                              ========

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholder of ZAI*NET Software, Inc.

     In our opinion, the financial statements listed in the accompanying index on page F-1 present fairly, in all material respects, the financial position of ZAI*NET Software, Inc. at December 31, 1997 and April 30, 1998, and the results of its operations and its cash flows for the year ended December 31, 1997 and the four months ended April 30, 1998, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

     As discussed in Note 12, as of December 31, 1998, ZAI*NET Software, Inc. sold 100% of its assets to GFI Caminus LLC.

PRICEWATERHOUSECOOPERS LLP

New York, New York
August 28, 1998

                             ZAI*NET SOFTWARE, INC.

                                 BALANCE SHEETS

                                                              DECEMBER 31,   APRIL 30,
                                                                  1997          1998
                                                              ------------   ----------
ASSETS
Current assets:
  Cash and cash equivalents.................................   $  146,961    $1,097,742
  Certificate of deposit....................................       54,355        54,355
  Accounts receivable.......................................    1,704,551     1,678,491
  Prepaid expenses and other current assets.................       28,934       125,487
                                                               ----------    ----------
     Total current assets...................................    1,934,801     2,956,075
                                                               ----------    ----------
Fixed assets, net...........................................      248,338       302,078
Other assets................................................       10,240        11,950
                                                               ----------    ----------
     Total assets...........................................   $2,193,379    $3,270,103
                                                               ==========    ==========

LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
  Accounts payable..........................................   $  185,275    $  188,407
  Accrued expenses..........................................      431,441       991,875
  Deferred revenue..........................................    1,339,434     1,435,084
  Loan payable to stockholder...............................           --            --
  Loan payable to employee..................................           --            --
  Loan payable to related party.............................           --            --
  Current portion of note payable for repurchase of
     options................................................        3,000            --
                                                               ----------    ----------
     Total current liabilities..............................    1,959,150     2,615,366
                                                               ----------    ----------
Note payable for repurchase of options......................           --            --
                                                               ----------    ----------
     Total liabilities......................................    1,959,150     2,615,366
                                                               ----------    ----------

Stockholder's equity:
  Common stock, without par value; 2,000 shares authorized;
     480 shares issued and outstanding......................            1             1
  Retained earnings.........................................      234,228       654,736
                                                               ----------    ----------
     Total stockholder's equity.............................      234,229       654,737
                                                               ----------    ----------
     Total liabilities and stockholder's equity.............   $2,193,379    $3,270,103
                                                               ==========    ==========

The accompanying notes are an integral part of these financial statements.

                             ZAI*NET SOFTWARE, INC.

                 STATEMENTS OF OPERATIONS AND RETAINED EARNINGS

                                                                   FOUR MONTHS
                                                    YEAR ENDED        ENDED
                                                   DECEMBER 31,     APRIL 30,
                                                       1997           1998
                                                   ------------    -----------
Revenues:
  Licenses.......................................   $1,521,447     $1,495,221
  Software services..............................    2,667,807      1,334,473
                                                    ----------     ----------
     Total revenues..............................    4,189,254      2,829,694
                                                    ----------     ----------
Cost of revenues.................................    1,331,482        734,242
                                                    ----------     ----------
     Gross profit................................    2,857,772      2,095,452
                                                    ----------     ----------
Operating expenses:
  Research and development.......................    1,223,715        580,031
  Selling, general and administrative............    1,638,293      1,079,391
                                                    ----------     ----------
     Total operating expenses....................    2,862,008      1,659,422
                                                    ----------     ----------
Income (loss) from operations....................       (4,236)       436,030
                                                    ----------     ----------
Interest income (expense), net...................       17,591          8,294
                                                    ----------     ----------
Income before provision for income taxes.........       13,355        444,324
                                                    ----------     ----------
Provision for income taxes.......................           --         23,816
                                                    ----------     ----------
     Net income..................................       13,355        420,508
                                                    ----------     ----------
Retained earnings, beginning of year.............      220,873        234,228
                                                    ----------     ----------
Retained earnings, end of year...................   $  234,228     $  654,736
                                                    ==========     ==========

The accompanying notes are an integral part of these financial statements.

                             ZAI*NET SOFTWARE, INC.

                            STATEMENTS OF CASH FLOWS

                                                                              FOUR MONTHS
                                                               YEAR ENDED        ENDED
                                                              DECEMBER 31,     APRIL 30,
                                                                  1997           1998
                                                              ------------    -----------
Cash flows from operating activities:
  Net income................................................   $  13,355      $  420,508
                                                               ---------      ----------
  Adjustments to reconcile net income to net cash provided
     by operating activities:
     Depreciation and amortization..........................     123,090          46,141
     Stock option repurchases...............................          --              --
     Changes in operating assets and liabilities:
     Accounts receivable....................................    (916,444)         26,060
     Prepaid expenses and other current assets..............      (8,494)        (96,553)
     Other assets...........................................      (5,741)         (1,710)
     Accounts payable.......................................       1,065           3,132
     Accrued expenses.......................................     241,499         560,434
     Deferred revenue.......................................     952,718          95,650
                                                               ---------      ----------
Net cash provided by operating activities...................     401,048       1,053,662
                                                               ---------      ----------
Cash flows from investing activities:
  Purchase of certificate of deposit........................          --              --
  Purchases of fixed assets.................................    (206,245)        (99,881)
                                                               ---------      ----------
Net cash used in investing activities.......................    (206,245)        (99,881)
                                                               ---------      ----------
Cash flows from financing activities:
  Repayment of loan payable to a related party..............    (100,000)             --
  Repayment of loans payable to stockholder.................    (154,500)             --
  Repayment of loans payable to employee....................      (6,550)             --
  Repayment of notes payable for repurchase of options......     (29,000)         (3,000)
                                                               ---------      ----------
Net cash used in financing activities.......................    (290,050)         (3,000)
                                                               ---------      ----------
Net (decrease) increase in cash and cash equivalents........     (95,247)        950,781
Cash and cash equivalents, beginning of year................     242,208         146,961
                                                               ---------      ----------
Cash and cash equivalents, end of year......................   $ 146,961      $1,097,742
                                                               =========      ==========
Supplemental disclosures of cash flow information:
  Cash paid during the year for:
     Interest...............................................   $   6,015      $       --
     Issuance of note payable for stock option repurchase...   $      --      $       --

The accompanying notes are an integral part of these financial statements.

                             ZAI*NET SOFTWARE, INC.

                         NOTES TO FINANCIAL STATEMENTS

1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS

     ZAI*NET Software, Inc. (the "Company") is a Delaware corporation headquartered in New York, which licenses, customizes and services ZAI*NET, an integrated real-time front, middle, and back office software trading system for foreign exchange, commodities, energy, options and other financial products.

REVENUE RECOGNITION

     The Company generates revenue from the licensing of its software products and performing services related to the implementation, training and support of these products. The Company has adopted the provisions of Statements of Position
(SOP) 97-2 "Software Revenue Recognition". Adoption of this accounting pronouncement did not materially affect the Company's financial statements.

     License revenue is recognized upon the execution of a license agreement, when the licensed product has been delivered, fees are fixed and determinable, collectibility is probable, and when all other significant obligations have been fulfilled. For license agreements in which customer acceptance is a condition to earning the license fees, revenue is not recognized until acceptance occurs. For arrangements containing multiple elements, such as software license fees, consulting services and maintenance, and where vendor-specific objective evidence of fair value exists for all undelivered elements, the Company accounts for the delivered elements in accordance with the SOP 97-2.

     Software Services revenue includes consulting services for installation, data conversion and training related to the use of the Company's licensed products. Customers often enter into arrangements for these services concurrent with execution of license agreements. The services do not require significant modification of the licensed products, are not essential to their functionality, are available from other vendors and payment obligations with respect to the licensed products are not dependent upon the performance of these services. Accordingly, the Company recognizes revenues for these services as they are performed. Maintenance and support revenues associated with new product licenses and renewals where vendor-specific objective evidence exists, are deferred and recognized ratably over the contract period. Contracts provide for an initial maintenance period, which is annual, and a renewal period after expiration of the initial maintenance period. Customers are permitted, but not required, to renew their maintenance with us after expiration of the initial annual period. The renewal rate for maintenance services is based on the initial license fee and is used to establish the VSOE for maintenance revenues.

SOFTWARE DEVELOPMENT COSTS

     All costs incurred in developing software products are expensed as research and development expenses in the period incurred. Software development costs incurred subsequent to the establishment of technological feasibility are not material.

                             ZAI*NET SOFTWARE, INC.

CASH AND CASH EQUIVALENTS

     Cash equivalents are defined as highly liquid investments with an initial maturity of three months or less.

FIXED ASSETS

     Fixed assets are stated at cost, less accumulated depreciation. Depreciation is calculated using the straight-line method over the estimated useful life of the related asset. Estimated useful lives generally range from three to five years.

INCOME TAXES

     The Company has elected to be treated as a Subchapter S Corporation for federal and state income tax purposes. Accordingly, the sole stockholder of the Company is responsible for federal and state income taxes resulting from the Company's earnings. The Company is subject to certain other state and city taxes, which are charged to operations as incurred.

     The Company accounts for income taxes under the requirements of SFAS 109, "Accounting for Income Taxes," which uses an asset and liability approach to measure income tax expense. The asset and liability approach requires the recognition of deferred tax assets and liabilities for the expected future consequences of temporary differences between the financial statement amounts and the tax basis of certain assets and liabilities.

     For the four-month period ended April 30, 1998, $77,486 was recorded for state and local income taxes payable by the Company. Subsequent to April 30, 1998, the tax status of the Company changed. Refer to Note 12, subsequent events, for further details.

ACCOUNTING FOR STOCK-BASED COMPENSATION

     The Company has adopted Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation." As permitted by this Statement, the Company continues to apply Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," in accounting for its stock-based employee compensation arrangements. No compensation expense has been recognized for the Company's stock-based compensation plans as the exercise price of the stock options is not less than the fair value of the underlying common stock on the date of grant.

FAIR VALUE DISCLOSURE OF FINANCIAL INSTRUMENTS

     The Company's financial instruments consist primarily of cash, accounts receivable, accounts payable and loans payable. The current carrying amount of these instruments approximates fair market value.

                             ZAI*NET SOFTWARE, INC.

USE OF ESTIMATES

     The financial statements were prepared in conformity with generally accepted accounting principles, which require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

2. FIXED ASSETS

     Fixed assets consist of the following:

                                                      DECEMBER 31,    APRIL 30,
                                                          1997          1998
                                                      ------------    ---------
Computer and office equipment.......................    $565,973      $658,591
Furniture and fixtures..............................      66,267        73,530
Automobile..........................................      21,403        21,403
                                                        --------      --------
                                                         653,643       753,524
Less -- Accumulated depreciation and
  amortization......................................     405,305       451,446
                                                        --------      --------
                                                        $248,338      $302,078
                                                        ========      ========

3. ACCRUED EXPENSES

     Accrued expenses consist of the following:

                                                      DECEMBER 31,    APRIL 30,
                                                          1997          1998
                                                      ------------    ---------
Payroll and benefits................................    $149,592      $397,382
Legal and professional fees.........................          --       363,073
Litigation settlement...............................     175,000       175,000
Other Expenses......................................     106,849        56,420
                                                        --------      --------
                                                        $431,441      $991,875
                                                        ========      ========

4. EMPLOYEE STOCK OPTIONS

     In August 1996, the Company repurchased, from a former employee, options to purchase 5 shares of the Company's common stock in exchange for a $20,000 non-interest bearing note. Payments of this note are in monthly installments of $1,000 commencing August 1, 1996. The note was repaid in full in March 1998.

     In May 1995, the Company repurchased, from a former employee, options to purchase 17 shares of the Company's common stock in exchange for an $87,000 noninterest-bearing note, of which $36,000, $34,000, and $17,000 were paid in 1995, 1996, and 1997, respectively.

                             ZAI*NET SOFTWARE, INC.

     The following tables summarizes the Company's stock option activity for the year ended December 31, 1997 and the four months ended April 30, 1998:

                                                       YEAR ENDED               FOUR MONTHS ENDED
                                                    DECEMBER 31, 1997            APRIL 29, 1998
                                                -------------------------   -------------------------
                                                         WEIGHTED AVERAGE            WEIGHTED AVERAGE
                                                          EXERCISE PRICE              EXERCISE PRICE
                                                SHARES      PER SHARE       SHARES      PER SHARE
                                                ------   ----------------   ------   ----------------
Outstanding at beginning of year..............   300          $3,799         300          $3,799
Granted.......................................    --              --          --              --
Exercised.....................................    --              --          --              --
Canceled......................................    --              --          --              --
Repurchased...................................                                --              --
Outstanding at end of year....................   300          $3,799         300          $3,799
Options exercisable at year end...............   300          $3,799         300          $3,799

     The range of exercise prices for options outstanding at December 31, 1997 and April 30, 1998 was $1,000 - $4,400.

     The weighted average remaining contractional life for options with a weighted average exercise price of $3,799 is 7.8 years.

     The Company continues to apply APB 25, "Accounting for Stock Issued to Employees," in accounting for stock options issued to employees. Accordingly, no compensation expense has been recognized for its stock based compensation plans. Had compensation cost for the Company's stock option plan been determined based on the fair value at the grant date, consistent with the methodology prescribed under Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," the impact on net income would not have been material for any period.

5. 401(K) SAVINGS PLAN

     The Company maintains a 401(k) Savings Plan (the "Plan"). Employees are eligible to participate in the Plan upon completion of six months of service with the Company. Eligible employees may contribute up to 15% of their annual compensation to the Plan on a pre-tax basis. Participant contributions to the Plan are immediately vested. In addition, under the terms of the Plan, the Company, at its discretion, may match all or a portion of a participant's contribution to the Plan up to 10% of the participant's compensation. This matching percentage is determined by the Company prior to the start of each Plan year. The Company matching contribution is made at calendar year end and participants become vested in Company matching contributions to the plan at the rate of 20% per year of service. The Company elected to match 100% of participant contributions up to a maximum of $1,000 per participant for 1997 and 1998. Compensation expense for the plan was approximately $16,000 and $7,500 for 1997 and for the four months ended April 30, 1998, respectively.

                             ZAI*NET SOFTWARE, INC.

6. TRANSACTIONS WITH RELATED PARTIES

LOAN PAYABLE TO RELATED PARTY

     In September 1996, the Company borrowed $100,000 from the family of a shareholder of the Company. The loan bore interest at the rate of 8% and $2,000 and $6,000 of interest expense was paid in 1996 and 1997, respectively. This loan was repaid in full in 1997.

7. LINE OF CREDIT

     The Company maintained a $150,000 demand line of credit with a bank. Interest on outstanding borrowings under the line of credit was based on the prime lending rate plus two percent.

     The line of credit required the Company to maintain a $50,000 interest bearing certificate of deposit with the bank. There were no amounts outstanding under the line of credit for any period.

8. INCOME TAXES

     The provision (benefit) for income taxes for the four-month period ended April 30, 1998 consists of the following:

Current provision...........................................  $ 77,486
Deferred benefit............................................   (53,670)
                                                              --------
Total provision.............................................  $ 23,816
                                                              ========

     Since the Company's basis of accounting for tax purposes is the cash receipts and disbursements method, the most significant components of the deferred tax asset are accrued items of income and expense not recognized for tax purposes until received or paid.

9. COMMITMENTS

     The Company leases office space in New York City, London, Houston and Singapore under long-term leases. Future minimum annual lease commitments are as follows:

May 1, 1998 Through December 31, 1998.......................  $  238,933
1999........................................................     384,842
2000........................................................     354,202
2001........................................................     354,177
Thereafter..................................................     430,039
                                                              ----------
                                                              $1,762,193
                                                              ==========

     Rent expense in 1997 and for the four months ended April 30, 1998 totaled $239,303 and $116,712, respectively.

                             ZAI*NET SOFTWARE, INC.

10. CONCENTRATIONS OF CREDIT RISK AND MAJOR CUSTOMERS

     The Company's customer base consists primarily of companies in the financial services and energy industry groups. Although the Company is directly affected by the well being of these industries, management does not believe significant credit risks exists as of April 30, 1998.

     Two customers accounted for 13% and 10% of total accounts receivable at December 31, 1997 and 29% of revenues for 1997. Two customers accounted for 17% and 10% of accounts receivable at April 30, 1998 and one customer accounted for 18% of revenues for the four months ended April 30, 1998.

11. LITIGATION

     An action was commenced in 1989 against the Company in which a former employee (the "plaintiff") alleged four causes of action and sought monetary damages of $2,000,000. The plaintiff also alleged two additional causes of action against the current stockholder and a former stockholder and sought aggregate damages of $5,000,000. These actions relate to the plaintiff's claim that the Company promised the plaintiff an ownership interest in the Company and a share of the Company's profits derived from software the plaintiff allegedly developed in exchange for the plaintiff's promise to work for the Company. The case was settled for $175,000 on May 11, 1998 and all required liabilities were accrued at December 31, 1997 and April 30, 1998.

12. SUBSEQUENT EVENTS

     On May 12, 1998, the Company transferred substantially all of its assets and liabilities to ZAI*NET SOFTWARE, L.P. (the "Partnership"), a Partnership 99% owned by the Company and 1% owned by the sole stockholder of the Company. Immediately following this transfer the Partnership agreed to sell 70% of its ownership interest and the stockholder agreed to sell his 1% ownership interest to GFI Caminus LLC ("GFI"). The Company retained the remaining 29% ownership interest in the newly formed Partnership. The remaining ownership interest was sold to GFI on December 31, 1998. (Unaudited)

                                 EXHIBIT INDEX

EXHIBIT
  NO.                           DESCRIPTION                         FORM   NUMBER
-------                         -----------                         ----   ------
 2.1*     Merger Agreement among the Registrant, Caminus LLC and
          Caminus Merger LLC, dated December 17, 1999.............  S-1     2.1
 2.2*+    Purchase Agreement by and among Zai*Net Software, Inc.,
          Zai*Net Software, L.P., GFI Caminus LLC and Brian J.
          Scanlan, dated May 12, 1998.............................  S-1     2.2
 2.3*+    Stock Purchase Agreement by and among GFI Caminus LLC,
          Caminus Energy Limited, Dr. Nigel L. Evans, Ph.D. and
          Dr. Michael B. Morrison, Ph.D., dated May 12, 1998......  S-1     2.3
 2.4*+    Purchase Agreement by and between Zai*Net Software, L.P.
          and Corwin Joy, an individual, doing business as
          Positron Energy Consulting, dated November 13, 1998.....  S-1     2.4
 2.5*+    Agreement of Merger by and between Caminus LLC and
          Zai*Net Software, L.P., dated February 26, 1999.........  S-1     2.5
 2.6*+    Purchase Agreement by and among DC Systems, Inc.,
          Caminus LLC, Caminus/DC Acquisition Corp., and the
          Shareholders (as defined in the agreement) dated July
          31, 1999................................................  S-1     2.6
 3.1*     Certificate of Incorporation of the Registrant..........  S-1     3.1
 3.2*     Bylaws of the Registrant................................  S-1     3.2
 4*       Specimen certificate for shares of Common Stock, $0.01
          par value per share, of the Registrant..................  S-1     4
10.1*#    1998 Stock Incentive Plan...............................  S-1    10.1
10.2*#    1999 Stock Incentive Plan, including forms of stock
          option agreement for incentive and nonstatutory stock
          options.................................................  S-1    10.2
10.3*#    1999 Employee Stock Purchase Plan.......................  S-1    10.3
10.4*     Limited Liability Company Agreement of GFI Caminus LLC,
          dated May 12, 1998......................................  S-1    10.4
10.5*     Assignment and Assumption Agreement by and among Zai*Net
          Software, Inc., Zai*Net Software, L.P. and Brian J.
          Scanlan, dated May 12, 1998.............................  S-1    10.5
10.6*     Second Assignment and Assumption Agreement by and
          between Zai*Net Software, Inc. and Rooney Software,
          L.L.C., dated May 12, 1998..............................  S-1    10.6
10.7*     Conversion Agreement and Amendment of Purchase Agreement
          by and among Caminus Energy Ventures LLC, Zak
          Associates, Inc., Zai*Net Software, L.P., Brian Scanlan
          and Rooney Software, L.L.C., dated December 31, 1998....  S-1    10.7
10.8*     Cooperation Agreement by and between ABB Energy
          Information Systems and Caminus LLC, dated July 13,
          1999....................................................  S-1    10.8
10.9*     Credit Agreement by and between Caminus LLC and Fleet
          Bank, N.A., dated June 23, 1999.........................  S-1    10.9
10.10*    Security Agreement by and between Caminus LLC and Fleet
          Bank, N.A., dated June 23, 1999.........................  S-1    10.10

EXHIBIT
  NO.                           DESCRIPTION                         FORM   NUMBER
-------                         -----------                         ----   ------
10.11*    Debenture issued by Caminus Energy Limited to Fleet
          Bank, N.A., dated June 23, 1999.........................  S-1    10.11
10.12*    Debenture issued by Caminus Limited to Fleet Bank, N.A.,
          dated June 23, 1999.....................................  S-1    10.12
10.13*    Debenture issued by Zai*Net Software Limited to Fleet
          Bank, N.A., dated June 23, 1999.........................  S-1    10.13
10.14*    Guarantee by Caminus Energy Limited in favor of Fleet
          Bank, N.A., dated June 23, 1999.........................  S-1    10.14
10.15*    Guarantee by Caminus Limited in favor of Fleet Bank,
          N.A., dated June 23, 1999...............................  S-1    10.15
10.16*    Guarantee by Zai*Net Software Limited in favor of Fleet
          Bank, N.A., dated June 23, 1999.........................  S-1    10.16
10.17*    Mortgage of Stock and Shares by Caminus Limited in favor
          of Fleet Bank, N.A., dated June 23, 1999................  S-1    10.17
10.18*    Mortgage of Stock and Shares by Caminus LLC in favor of
          Fleet Bank, N.A., dated June 23, 1999...................  S-1    10.18
10.19*#   Employment Agreement by and between David M. Stoner and
          Caminus Energy Ventures LLC, dated October 21, 1998.....  S-1    10.19
10.20*    Pledge and Security Agreement by and between David M.
          Stoner and Caminus Energy Ventures LLC, dated October
          21, 1998................................................  S-1    10.20
10.21*#   Service Agreement by and between Dr. Nigel L. Evans and
          Caminus Energy Limited, dated May 12, 1998..............  S-1    10.21
10.22*#   Covenant Not to Compete by and among Dr. Nigel L. Evans,
          Dr. Michael B. Morrison and Caminus Energy Limited,
          dated May 12, 1998......................................  S-1    10.22
10.23*#   Employment Agreement by and between Brian J. Scanlan and
          Zai*Net Software, L.P., dated May 12, 1998..............  S-1    10.23
10.24*#   Covenant Not to Compete by and between Brian J. Scanlan
          and Zai*Net Software, L.P., dated May 12, 1998..........  S-1    10.24
10.25*#   Employment Agreement by and between Simon Young and
          Zai*Net Software, L.P., dated May 12, 1998..............  S-1    10.25
10.26*#   Covenant Not to Compete by and between Simon Young and
          Zai*Net Software, L.P., dated May 12, 1998..............  S-1    10.26
10.27*    Distributor Agreement by and between SS&C Technologies,
          Inc. and GFI Caminus LLC, dated May 12, 1998............  S-1    10.27
10.28*    Agreement by and between Caminus LLC and GFI Two LLC,
          dated January 21, 2000..................................  S-1    10.28
10.29*    Lease Agreement by and between Sage Realty Corporation
          and Zai*Tech Software, Inc., as amended, dated February
          15, 1991 (including Amendment Nos. 1, 2 and 3,
          reflecting the name changes to Zai*Net Software, Inc.
          Zai*Net Software, L.P. and Caminus LLC, respectively)...  S-1    10.29
10.30*#   Service Agreement by and between Dr. Michael B. Morrison
          and Caminus Energy Limited, dated May 12, 1998..........  S-1    10.30

EXHIBIT
  NO.                           DESCRIPTION                         FORM   NUMBER
-------                         -----------                         ----   ------
10.31*    Purchase and Option Agreement, as amended, by and
          between Caminus Energy Ventures LLC and SS&C
          Technologies, Inc., dated December 31, 1998.............  S-1    10.31
10.32*    Revolving Promissory Note issued by Caminus LLC to Fleet
          Bank, N.A., dated June 23, 1999.........................  S-1    10.32
10.33*    Working Capital Promissory Note issued by Caminus LLC to
          Fleet Bank, N.A., dated June 23, 1999...................  S-1    10.33
10.34*    Mortgage of Stocks and Shares, by Caminus Limited in
          favor of Fleet Bank, N.A., dated June 23, 1999..........  S-1    10.34
10.35*    Mortgage of Stocks and Shares, by Caminus LLC in favor
          of Fleet Bank, N.A., dated June 23, 1999................  S-1    10.35
10.36*    Amendment to Limited Liability Company Agreement among
          Caminus LLC and certain members of Caminus LLC, dated
          January 19, 2000........................................  S-1    10.36
10.37*#   Employment Letter between Mark A. Herman and Caminus LLC
          dated January 26, 1999..................................  S-1    10.54
10.38*#   Amendment No. 1 to Employment Agreement between Brian
          Scanlan and Caminus LLC, dated November 8, 1999.........  S-1    10.38
10.39*#   Amendment No. 1 to Employment Agreement between Dr.
          Nigel Evans and Caminus Limited, dated January 14,
          2000....................................................  S-1    10.39
10.40*#   Amendment No. 1 to Employment Agreement between Simon
          Young and Caminus LLC, dated November 8, 1999...........  S-1    10.40
10.41*#   Amendment No. 1 to Employment Agreement between Dr.
          Michael Morrison and Caminus LLC, dated November 8,
          1999....................................................  S-1    10.41
10.42*    Pledge Agreement between Caminus LLC and Fleet Bank,
          N.A., dated September 1, 1999...........................  S-1    10.42
10.43*    Pledge Agreement between DC Systems, Inc. and Fleet
          Bank, N.A., dated August 30, 1999.......................  S-1    10.43
10.44*    Pledge Agreement between Caminus/DC Acquisition Corp.
          and Fleet Bank, N.A., dated August 30, 1999.............  S-1    10.44
10.45*    Security Agreement between DC Systems, Inc. and Fleet
          Bank, N.A., dated September 1, 1999.....................  S-1    10.45
10.46*    Security Agreement between Caminus/DC Acquisition Corp.
          and Fleet Bank, N.A., dated September 1, 1999...........  S-1    10.46
10.47*    Security Agreement between DCS*Gasnet Corporation and
          Fleet Bank, N.A., dated September 1, 1999...............  S-1    10.47
10.48*    Guarantee made by DC Systems, Inc. in favor of Fleet
          Bank, N.A., dated September 1, 1999.....................  S-1    10.48
10.49*    Guarantee made by Caminus/DC Acquisition Corp. in favor
          of Fleet Bank, N.A., dated September 1, 1999............  S-1    10.49
10.50*    Guarantee made by DCS*Gasnet Corp. in favor of Fleet
          Bank, N.A., dated September 1, 1999.....................  S-1    10.50

EXHIBIT
  NO.                           DESCRIPTION                         FORM   NUMBER
-------                         -----------                         ----   ------
10.51*#   Amendment No. 2 to Employment Agreement between Dr.
          Michael B. Morrison and Caminus Limited, dated January
          14, 2000................................................  S-1    10.51
10.52*    Exchange Agreement between Caminus Corporation and OCM
          Caminus Investment, Inc., dated January 21, 2000........  S-1    10.53
21.1      Subsidiaries of the Registrant...........................Filed herewith
23.1      Consent of PricewaterhouseCoopers LLP. ..................Filed herewith
27        Financial Data Schedule..................................Filed herewith

-------------------------
 * Incorporated herein by reference to the Registrant's Registration Statement on Form S-1 (File No. 333-88437).

# Management contract or compensatory plan or arrangement filed in response to
  Item 14(a)(3) of the instructions to Form 10-K.

+ The Registrant hereby agrees to furnish supplementally a copy of any omitted schedule to this agreement to the Securities and Exchange Commission upon its request.