Form 10-Q
period 2000-03-31
CAMINUS CORP
filed 2000-05-15
CIK 1095157

================================================================================


                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  -----------

                                   FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the quarter ended March 31, 2000

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

           Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

           As of May 1, 2000, there were 15,257,147 shares of Caminus Corporation common stock outstanding.

================================================================================

                               CAMINUS CORPORATION
                                    FORM 10-Q
                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000
                                TABLE OF CONTENTS


PART I.  FINANCIAL INFORMATION

     Item 1.  Financial Statements
     PAGE

           a) Consolidated Balance Sheets as of
              March 31, 2000 (Unaudited) and December 31, 1999                                          1

           b) Consolidated Statements of Operations for the three months ended
              March 31, 2000 and 1999 (Unaudited)                                                       2

           c) Consolidated Statements of Cash Flows for the three months ended
              March 31, 2000 and 1999 (Unaudited)                                                       3

           d) Notes to Consolidated Financial Statements                                                4

     Item 2.  Management's Discussion and Analysis of Financial Condition and
              Results of Operations                                                                     7

     Item 3.  Quantitative and Qualitative Disclosures About Market Risk                               19

PART II.  OTHER INFORMATION

     Item 2.  Changes in Securities and Use of Proceeds                                                20

     Item 4.  Submission of Matters to a Vote of Security Holders                                      20


     Item 6.  Exhibits and Reports on Form 8-K                                                         21

     Signatures                                                                                        22

                         PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                     CAMINUS CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                    (in thousands, except per share amount)




                                                                                       March 31,     December 31,
                                                                                         2000           1999
                                                                                    ------------    -------------
                                                                                     (Unaudited)
ASSETS
Current assets:
      Cash and cash equivalents                                                       $ 56,533      $    662
      Accounts receivable, net                                                           6,306         7,360
      Deferred taxes                                                                       551           418
      Prepaid expenses and other current assets                                          1,038         2,533
                                                                                    ------------    ----------
           Total current assets                                                         64,428        10,973
Fixed assets, net                                                                        1,907         1,645
Developed technology, net                                                                2,722         3,051
Other intangibles, net                                                                   3,667         3,974
Goodwill, net                                                                           19,896        21,816
Other assets                                                                                19            19
                                                                                    ------------    ----------
      Total assets                                                                    $ 92,639      $ 41,478
                                                                                    ============    ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
      Accounts payable                                                                $  1,016      $  1,444
      Accrued liabilities                                                                3,421         4,962
      Borrowings under credit facility                                                       -         3,050
      Taxes payable                                                                        502           388
      Payable to related parties                                                         3,324         3,824
      Deferred revenue                                                                   1,973         2,071
                                                                                    ------------    ----------
           Total current liabilities                                                    10,236        15,739
                                                                                    ------------    ----------
Commitments and contingencies                                                                -             -
Stockholders' equity:
Common stock, $0.01 par, 50,000 shares authorized,
      17,014 shares issued and 15,251 shares outstanding at
      March 31, 2000; 11,058 shares issued and 9,296
      shares outstanding at December 31, 1999                                              170           110
Additional paid-in capital                                                             122,448        52,670
Treasury stock, at cost                                                                 (4,911)       (4,911)
Subscriptions receivable                                                                (2,018)       (2,907)
Unearned compensation                                                                     (230)         (235)
Accumulated deficit                                                                    (32,993)      (18,980)
Cumulative translation adjustment                                                          (63)           (8)
                                                                                    ------------    ----------
           Total stockholders' equity                                                   82,403        25,739
                                                                                    ------------    ----------
           Total liabilities and stockholders' equity                                 $ 92,639      $ 41,478
                                                                                    ============    ==========




             The accompanying notes are an integral part of these
                      consolidated financial statements.

                       CAMINUS CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENT OF OPERATIONS

                     (in thousands, except per share amounts)




                                                                                        Three Months Ended March 31,
                                                                                 --------------------------------------------
                                                                                    2000                            1999
                                                                                 -----------------        -------------------
                                                                                                 (Unaudited)
Revenues:
     Licenses                                                                     $         4,073          $           1,777
     Software services                                                                      2,710                      1,949
     Strategic consulting                                                                   1,737                      1,510
                                                                                 -----------------        -------------------
         Total revenues                                                                     8,520                      5,236
                                                                                 -----------------        -------------------

Cost of revenues:
     Cost of licenses                                                                         303                         56
     Cost of software services                                                              1,826                        921
     Cost of strategic consulting                                                             719                        604
                                                                                 -----------------        -------------------
         Total cost of revenues                                                             2,848                      1,581
                                                                                 -----------------        -------------------
             Gross profit                                                                   5,672                      3,655
                                                                                 -----------------        -------------------

Operating expenses:
     Sales and marketing                                                                    1,846                        415
     Research and development                                                               1,374                        765
     General and administrative (excluding IPO-related expenses)                            3,266                      1,761
     Amortization of intangible assets                                                      2,556                      1,869
     IPO-related expenses                                                                  11,035                          -
                                                                                 -----------------        -------------------
         Total operating expenses                                                          20,077                      4,810
                                                                                 -----------------        -------------------
Loss from operations                                                                      (14,405)                    (1,155)
Other income:
     Interest income, net                                                                     502                          9
     Deferred financing fee                                                                   (89)                         -
     Other expense, net                                                                         -                         (6)
                                                                                 -----------------        -------------------
         Total other income                                                                   413                          3
                                                                                 -----------------        -------------------
Loss before provision for income taxes                                                    (13,992)                    (1,152)
Provision for income taxes                                                                     21                         73
                                                                                 -----------------        -------------------
Net loss                                                                          $       (14,013)         $          (1,225)
                                                                                 ==================       ===================



Basic and diluted net loss per share                                              $         (1.05)         $           (0.15)
                                                                                 ==================       ===================



Weighted average shares used in computing net loss per
     share                                                                                 13,380                      7,967
                                                                                 ==================       ===================





             The accompanying notes are an integral part of these
                      consolidated financial statements.

                       CAMINUS CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (in thousands)



                                                                                      Three Months Ended March 31,
                                                                                   ------------------------------------
                                                                                         2000             1999
                                                                                   -------------     ------------------
Cash flows from operating activities:                                                          (Unaudited)
   Net loss                                                                       $   (14,013)         $      (1,225)
   Adjustments to reconcile net loss to net cash provided by (used in)
      operating activities:
      Depreciation and amortization                                                     2,722                  1,949
      Deferred taxes                                                                     (132)                     -
      Deferred costs                                                                      182                      -
      IPO-related expenses                                                              9,741                      -
      Amortization of unearned compensation expense                                        65                      -


   Changes in operating assets and liabilities:
      Accounts receivable                                                               1,055                   (127)
      Prepaid expenses and other current assets                                         1,314                     19
      Accounts payable                                                                   (417)                  (658)
      Accrued liabilities                                                              (1,539)                   (84)
      Taxes payable                                                                       114                      -
      Deferred revenue                                                                    (98)                   414
      Other                                                                               (56)                    14
                                                                                  -------------        ----------------
Net cash provided by (used in) operating activities                                    (1,062)                   302
                                                                                  -------------        ----------------

Cash flows from investing activities:
      Purchase of fixed assets                                                           (428)                  (185)
                                                                                  -------------        ----------------
Net cash used in investing activities:                                                   (428)                  (185)
                                                                                  -------------        ----------------
Cash flows from financing activities:
      Payments of obligation to affiliate                                                (500)                (3,625)
      Payments of borrowing under credit facility, net                                 (3,050)                     -
      Proceeds from borrowings from affiliate                                               -                  1,250
      Cash received for subscription receivable                                             -                  1,832
      Proceeds received from issuance of common stock, net                             59,073                      -
      Cash received for options exercised                                               1,853                      -
                                                                                  -------------        ----------------
Net cash provided by (used in) financing activities                                    57,376                   (543)
                                                                                  -------------        ----------------
Effect of exchange rates on cash flows                                                    (15)                    (5)
                                                                                  -------------        ----------------
Net increase (decrease) in cash and cash equivalents                                   55,871                   (431)
Cash and cash equivalents, beginning of period                                            662                  2,771
                                                                                  -------------        ----------------
Cash and cash equivalents, end of period                                          $    56,533          $       2,340
                                                                                  =============        ================






             The accompanying notes are an integral part of these
                      consolidated financial statements.

                      CAMINUS CORPORATION AND SUBSIDIARIES

                        CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

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

RECAPITALIZATION

           In February 2000, the Company closed the initial public offering ("IPO") of its common stock, issuing 4,088,119 shares of common stock and realizing net proceeds from the offering of approximately $59.1 million. These financial statements reflect the recapitalization on January 27, 2000 of Caminus LLC as a corporation, and the conversion of each membership interest in the limited liability company into .095238 of one share of common stock of the corporation. This transaction affects the legal form only of the entities under common control, and the proportionate ownership interests of the members pre- and post-merger are preserved.

           In connection with the IPO of the Company, Caminus recapitalized as a C Corporation and therefore will no longer be treated as a limited liability company for tax purposes.

BASIS OF PRESENTATION

           The unaudited consolidated financial statements included herein have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These unaudited consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999. The unaudited consolidated financial statements included herein reflect all adjustments (which include only normal, recurring adjustments) which are, in the opinion of management, necessary to state fairly the results for the periods presented. The results for the three-month period ended March 31, 2000 are not necessarily indicative of the results expected for the full fiscal year.

PRINCIPLES OF CONSOLIDATION

           The accompanying consolidated financial statements include the accounts of Caminus Corporation and its subsidiaries. All intercompany transactions and balances have been eliminated.

EARNINGS (LOSS) PER SHARE

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

                       CAMINUS CORPORATION AD SUBSIDIARIES

           At March 31, 2000 and 1999, outstanding stock options, as well as contingently issuable options outstanding at March 31, 1999, were excluded from the calculation of diluted net loss per share as the effect would have been antidilutive.

COMPREHENSIVE INCOME

           In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130 ("SFAS 130"), "Reporting Comprehensive Income". SFAS 130 established new rules for the reporting and display of comprehensive income and its components. SFAS 130 requires unrealized gains or losses on the Company's foreign currency translation adjustments to be included in other comprehensive income. Total comprehensive loss for the three months ended March 31, 2000 and 1999 was as follow:





                                                                                     THREE MONTHS ENDED MARCH 31,
                                                                       --------------------------------------------------------
                                                                                   2000                            1999
                                                                       ----------------------------      ----------------------
                                                                                                (IN THOUSANDS)
Net loss   ....................................................        $         (14,013)                      $        (1,225)
Cumulative translation adjustment..............................                      (55)                                    9
                                                                       ------------------                      ---------------
Comprehensive loss.............................................        $         (14,068)                      $        (1,216)
                                                                       ==================                      ================


NEW ACCOUNTING PRONOUNCEMENTS

           In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements," ("SAB 101"), which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the Securities and Exchange Commission. SAB 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosures related to revenue recognition policies. Management believes that its revenue recognition policies and practices are in conformance with SAB 101.

2.  IPO-RELATED EXPENSES

           As a result of our IPO in January 2000, certain events occurred which required us to record approximately $11.0 million of charges in the quarter ended March 31, 2000. These transactions are part of our general and administrative expenses, but are separately identified on the statement of operations. The transactions include the cost of an option granted to the former shareholders of Caminus Energy Limited, which resulted in a charge of approximately $7.0 million (including taxes), a payment of approximately $0.5 million for a special one-time bonus to the former shareholders of Caminus Energy Limited, and the granting of shares and the forgiveness of a loan to our President and Chief Executive Officer, which resulted in a charge of approximately $3.7 million.

           Concurrently, the Company paid $1.3 million to GFI Two LLC, a principal stockholder, to cancel its consulting and advisory agreement. This payment to GFI Two LLC has been included in general and administrative expenses on our statement of operations.

3.  SEGMENT REPORTING

           The Company has two reportable segments: software and strategic consulting. Software comprises the licensing of the Company's software products and the related implementation and maintenance services. Strategic consulting provides energy market participants with professional advice regarding where and how to compete in their respective markets. In evaluating financial performance, management uses earnings before interest and other income, income taxes, depreciation and amortization, IPO-related expenses and termination fee ("Adjusted EBITDA") as the measure of a segment's profit or loss.

The accounting policies of the reportable segments are the same as those described in Note 2 of the Company's Annual Report on Form 10-K. There are no inter-segment revenues or expenses between the two reportable segments.

                          CORPORATION AND SUBSIDIARIES

           The following table illustrates the financial results of the two reportable segments:


                                                                       THREE MONTHS ENDED MARCH 31,
                                     ----------------------------------------------------------------------------------------
                                                         2000                                              1999
                                     ----------------------------------------------            ------------------------------
                                                                                  (IN THOUSANDS)
                                                         STRATEGIC                                           STRATEGIC
                                       SOFTWARE         CONSULTING         OTHER            SOFTWARE        CONSULTING
                                       --------         ----------         -----            --------        ----------
Operating Results:
   Revenues:
       Licenses                       $     4,073      $        --      $       --         $     1,777      $       --
       Software services                    2,710               --              --               1,949              --
       Strategic consulting                    --            1,737                                  --           1,510
                                      -----------      -----------      -----------        -----------      ----------
           Total revenues             $     6,783      $     1,737              --                 531             263
                                      ===========      ===========      ===========        ===========      ==========
Adjusted EBITDA                               108              609                                  --              --
Non-cash compensation expense                 (65)              --              --                  --              --
                                                                                                    --              --
Termination fee                                --               --          (1,300)                 --              --
IPO-related expenses                           --               --         (11,035)                 --              --
                                      -----------      -----------      -----------        -----------      ----------
                                               43              609         (12,335)                531             263
Depreciation and amortization              (2,161)            (561)             --              (1,409)           (540)
                                      -----------      -----------      ----------         -----------      ----------
Operating loss                        $    (2,118)     $        48      $  (12,335)        $      (878)     $     (277)
                                      ===========      ===========      -----------        -----------      ----------
Other Data:
                                                                                AS OF MARCH 31,
                                     ----------------------------------------------------------------------------------------
                                                         2000                                              1999
                                     ----------------------------------------------            ------------------------------
                                                                                  (IN THOUSANDS)


Total assets.....................     $    85,680      $     6,959                         $    24,327       $    6,031
                                      ===========      ===========                         ===========       ==========


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

4.  SUPPLEMENTAL CASH FLOW INFORMATION



                                                                                      THREE MONTHS ENDED MARCH 31,
                                                                     ----------------------------------------------------------
                                                                                 2000                           1999
                                                                     -----------------------          -------------------------
                                                                                         (IN THOUSANDS)
Cash paid for interest........................................               $   27                        $     1
Option exercised for no cash consideration....................                    9                             --
Option exercised in exchange for recourse note receivable                       111                             --

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

           This quarterly report contains forward-looking statements that involve risks and uncertainties. The statements contained in this report that are not purely historical are forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Without limiting the foregoing, the words "may," "will," "should," "could," "expects," "plans," "intends," "anticipates," "believes," "estimates," "predicts," "potential," "continue" and similar expressions are intended to identify forward-looking statements. All forward-looking statements included in this quarterly report are based on information available to us up to and including the date of this document, and we assume no obligation to update any such forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth below under "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Certain Factors that May Affect Our Business" and elsewhere in this quarterly report. You should also carefully review the risks outlined in other documents that we file from time to time with the Securities and Exchange Commission.

OVERVIEW

           We are a leading provider of software solutions and strategic consulting services to participants in energy markets throughout North America and Europe. We were organized as a limited liability company on April 29, 1998 and acquired Zai*Net Software, L.P. and Caminus Limited in May 1998, Positron Energy Consulting in November 1998 and DC Systems, Inc. in July 1999. Since the completion of these acquisitions, we expanded our organization by hiring personnel in key areas, particularly marketing, sales and research and development. Our full-time employees increased from 116 at December 31, 1998 to 185 at March 31, 2000, and we intend to continue to increase our number of employees throughout 2000.

           We generate revenues from licensing our software products, providing related services for implementation consulting and support and providing strategic consulting services. We generally license one or more products to our customers, who typically receive perpetual licenses to use our products for a specified number of servers and concurrent users. After the initial license, they may purchase licenses for additional products, servers and users as needed. In addition, customers often purchase professional services from us, including implementation and training services, and enter into automatically renewable maintenance contracts that provide for software upgrades and technical support over a stated term, typically 12 months. We also provide strategic advice on deregulation and the restructuring of the energy industry through our strategic consulting group. Implementation consulting and strategic consulting are typically billed on a time and materials basis.

           Our software license agreements are non-refundable. Payment terms generally require that a significant portion of the license fee is payable on delivery of the licensed product with the balance due in installments.

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

           Revenues from customers outside the United States represented approximately 42% of our total revenues for the quarter ended March 31, 2000. A significant portion of our international revenues have been derived from sales of our strategic consulting services and software products in the United Kingdom. We intend to continue to expand our international operations and commit significant management time and financial resources to developing our direct international sales channels. International revenues may not, however, increase as a percentage of total revenues.

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

           Due to our acquisition of DC Systems, Inc. and the significant changes in our operations, the fluctuation of financial results, including financial data expressed as a percentage of revenues for all periods, do not necessarily provide a meaningful understanding of the expected future results of our operations.

RESULTS OF OPERATIONS

COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 1999 TO THE THREE MONTHS ENDED MARCH 31, 2000.

           The following table sets forth the consolidated financial information for the periods indicated as a percentage of total revenues:

                                                                                       THREE MONTHS ENDED MARCH 31,
                                                                      --------------------------------------------------------
                                                                               1999                                2000
                                                                      ----------------------               -------------------
                                                                                             (UNAUDITED)
Revenues:
   Licenses                                                                          34%                                48%
   Software services                                                                 37                                 32
   Strategic consulting                                                              29                                 20
                                                                            -----------                           --------
       Total revenues                                                               100                                100
Cost of revenues:
   Cost of licenses                                                                   1                                  4
   Cost of software services                                                         17                                 21
   Cost of strategic consulting                                                      12                                  8
                                                                             ----------                           --------
       Total cost of revenues                                                        30                                 33
                                                                             ----------                           --------
           Gross profit                                                              70                                 67
Operating expenses:
   Sales and marketing                                                                8                                 22
   Research and development                                                          14                                 16
   General and administrative (excluding IPO related expenses)                       34                                 38
   Amortization of intangible assets                                                 36                                 30
   IPO-related
expenses                                                              --                                               129
                                                                            -----------                           --------
       Total operating expenses                                                      92                                236
                                                                            -----------                           --------
Loss from operations                                                                (22)                              (169)
Other income
   Interest income, net                                                              --                                  6
   Deferred financing fees                                                           --                                 (1)
   Other expense, net                                                                --                                 --
                                                                            -----------                           --------
       Total other income                                                            --                                  5
                                                                            -----------                           --------
Loss before provision for income taxes                                              (22)                              (164)
Provision for income taxes                                                            1                                 --
                                                                            -----------                           --------
Net loss                                                                            (23)%                             (164)%
                                                                            ============                          =========

Revenues

           LICENSES. License revenues represented 34% and 48% of the total revenues for the three months ended March 31, 1999 ('1999") and 2000 ("2000"), respectively, and increased $2.3 million, or 129%, from $1.8 million in 1999 to $4.1 million in 2000. This increase was primarily attributable to increased demand for new and additional licenses from new and existing customers, larger transaction sizes and the expansion of our domestic and international sales activity.

           SOFTWARE SERVICES. Software services revenues represented 37% and 32% of the total revenues for 1999 and 2000, respectively, and increased by $0.8 million, or 39%, from $1.9 million in 1999 to $2.7 million in 2000. This increase in absolute dollars was primarily attributable to the increased licensing activity described above, which resulted in increased revenues from customer implementations and maintenance contracts. The greater increase in license revenues as compared to the increase in software services revenues was attributable to the increase in sales of licenses whereby the revenues were recognized upon the execution of the license agreement and delivery of the software to the client. Typically, software services are provided subsequent to the recognition of the license revenues.

           STRATEGIC CONSULTING. Strategic consulting revenues represented 29% and 20% of the total revenues for 1999 and 2000, respectively, and increased $0.2 million, or 15%, from $1.5 million in 1999 to $1.7 million in 2000. This increase in absolute dollars was primarily attributable to an increased number of engagements, which was partially attributable to an increase in the number of our consultants.

           Cost of Revenues

           COST OF LICENSES. Cost of licenses primarily consists of the personnel costs associated with completing product enhancements and the software license costs associated with third-party software that is integrated into our products. Cost of licenses as a percentage of revenues was 1% and 4% for 1999 and 2000, respectively, and increased $0.2 million, or 441%, from $0.1 million in 1999 to $0.3 million in 2000. The increase was primarily attributable to the costs of product enhancements performed by DC Systems subsequent to our July 1999 acquisition of DC Systems.

           COST OF SOFTWARE SERVICES. Cost of software services consists primarily of personnel costs associated with providing implementations, support under maintenance contracts and training through our professional service group. Cost of software services as a percentage of revenues was 17% and 21% for 1999 and 2000, respectively, and increased $0.9 million, or 98%, from $0.9 million in 1999 to $1.8 million in 2000. This increase was primarily attributable to the increase in the number of implementations, training and technical support personnel, and related recruiting expenses, to support the growth of the implementations and the installed customer base. We plan to continue expanding our implementation and support services group and, accordingly, expect the dollar amount of our cost of software implementation and support services to increase.

           COST OF STRATEGIC CONSULTING. Cost of strategic consulting consists of personnel costs incurred in providing professional consulting services. Cost of strategic consulting as a percentage of revenues was 12% and 8% for 1999 and 2000, respectively, and increased $0.1 million, or 19%, from $0.6 million in 1999 to $0.7 million in 2000. This increase in absolute dollars was principally attributable to an increase in the number of our consultants, and related recruiting expenses, to support the growth in revenues. We plan to continue expanding our strategic consulting organization and expect these expenses to increase.

           Operating Expenses

           SALES AND MARKETING. Sales and marketing expenses consist primarily of sales and marketing personnel costs, promotional and travel expenses and commissions. Sales and marketing expenses as a percentage of revenues were 8% and 22% for 1999 and 2000, respectively, and increased $1.4 million, or 345%, from $0.4 million in 1999 to $1.8 million in 2000. This increase was primarily due to an increase in headcount, recruiting expenses and promotional and travel expenses associated with the hiring of additional sales and marketing personnel to support the expansion of our domestic and international sales organizations. We plan to continue expanding our sales and marketing organization and expect our sales and marketing expenses to increase.

           RESEARCH AND DEVELOPMENT. Research and development expenses consist primarily of personnel costs for product development personnel and other related direct costs associated with the development of new products, the enhancement of existing products, quality assurance and testing. Research and development expenses as a percentage of revenues were 14% and 16% for 1999 and 2000, respectively, and increased $0.6 million, or 80%, from $0.8 million in 1999 to $1.4 million in 2000. This increase was primarily due to an increased hiring of personnel and to other expenses associated with the development of new products and enhancements of existing products. We plan to continue expanding our research and development organization and expect our research and development expenses to increase.

           GENERAL AND ADMINISTRATIVE. General and administrative expenses, excluding IPO-related expenses, consist primarily of personnel costs of executive, financial, human resource and information services personnel as well as facility costs and related office expenses, management fees and outside professional fees. General and administrative expenses as a percentage of revenues were 34% and 38% for 1999 and 2000, respectively, and increased $1.5 million, or 8%, from $1.8 million in 1999 to $1.9 million in 2000. This increase in absolute dollars was primarily due to a payment of $1.3 million for a termination fee to GFI Two, a principal stockholder, to cancel its consulting and advisory agreement and increased staffing required to support our expanded operations in the United States and internationally and, to a lesser extent, increased costs of outside professional services and management fees.

           AMORTIZATION OF INTANGIBLE ASSETS. The amortization of the intangible assets represents the amortization of goodwill, which is the excess of the purchase price over the net assets acquired from the acquisitions of Zai*Net, Caminus Limited, Positron and DC Systems, and other intangible assets. Amortization of intangibles as a percentage of revenues was 36% and 30% for 1999 and 2000, respectively, and increased $0.7 million, or 37%, from $1.9 million in 1999 to $2.6 million in 2000. The increase was primarily attributable to our incurring amortization expense related to the additional amortization expense related to the DC Systems acquisition.

           IPO-RELATED EXPENSES

           As a result of our initial public offering in January 2000, certain events occurred which required us to record approximately $11.0 million charges in the quarter ended March 31, 2000. These transactions are part of our general and administrative expenses, but are separately identified on our statement of operations. The transactions include the cost of an option granted to the former shareholders of Caminus Energy Limited, which resulted in a charge of approximately $7.0 million (including taxes), a payment of approximately $0.5 million for a special one-time bonus to the former shareholders of Caminus Energy Limited and the granting of shares and the forgiveness of a loan to our President and Chief Executive Officer, which resulted in a charge of approximately $3.7 million.

           Loss From Operations

           As a result of the variances described above, operating loss increased by $13.3 million, or 1,147% from $1.2 million in 1999 to $14.4 million in 2000. Operating expenses as a percentage of revenues was 92% and 236% for 1999 and 2000, respectively.

           Adjusted EBITDA

Earnings before interest and other income expense, income taxes, depreciation and amortization IPO-related expenses and termination fee ("Adjusted EBITDA") as a percentage of revenues was 15% and 8% for the 1999 and 2000, respectively. Adjusted EBITDA decreased $0.1 million, or 10%, from $0.8 million in 1999 to $0.7 million in 2000.

            OTHER INCOME. Interest and other income for 2000 primarily consisted of net interest income of $0.5 million and a write-off deferred financing fees of $0.1 million. The interest income was primarily related to the interest earned on our IPO proceeds. The write-off of deferred financing fees related to a credit facility which was retired in February 2000.

           PROVISIONS FOR INCOME TAXES

           Our provision for income taxes for 1999 was $0.1 million and related primarily to foreign income taxes. If we had been a C corporation, our provisions for income taxes would be been $0.3 million for 1999. In January 2000, we were reorganized as C corporation accordingly, the Company pays taxes instead of passing income through to the shareholders. We recorded a tax provision for federal and state taxes of $21,000 for the 2000 period. During the 2000 period, we recorded a deferred tax asset related to the loss before income taxes. However, due to the uncertainty of future taxable income we recorded a full valuation allowance against the deferred tax asset.

LIQUIDITY AND CAPITAL RESOURCES

           In February 2000, we closed the initial public offering of our common stock, issuing 4,088,119 shares of common stock and realizing net proceeds of $59.1 million. Prior to the offering, we had funded our operations and acquisitions primarily from the proceeds of private equity sales and borrowings under our credit facility.

           Cash and cash equivalents as of March 31, 2000 were approximately $56.5 million, an increase of approximately $55.9 million from December 31, 1999. Our cash flow used in operating activities is primarily affected by, but not limited to, cash received from customers, cash paid to compensate employees, cash paid for professional fees, cash paid for the leasing of real estate and equipment and cash paid to third party software licensors. We prepare our cash flow statement using the indirect method which reconciles net income to cash used in operating activities. Therefore, the following discussion explains the significant items which impact the reconciliation of net income to cash flow from operating activities. Net cash used in operating activities for the quarter ended March 31, 2000 was approximately $1.1 million. Net cash used in operating activities primarily resulted from our net loss of $14.0 million, and decreases in accrued liabilities of $1.5 million and accounts payable of $0.4 million. This was partially offset by IPO-related expenses of $9.7 million, depreciation and amortization of $2.7 million, and decreases in both prepaid expenses of $1.4 million and accounts receivable of $1.1 million. The decrease in prepaid expenses was primarily related to the realization of our prepaid offering expenses upon completion of the IPO. The decrease in accounts receivable was primarily attributable to the collection of license fees. Additionally, the decrease in accrued liabilities was attributable to the payment of accrued bonuses and commissions.

           Our cash flow used in investing activities is primarily affected by cash paid for capital expenditures. Net cash used in investing activities during the quarter ended March 31, 2000 was approximately $0.4 million and resulted from capital expenditures for computer and communications equipment, purchased software, office equipment, furniture, fixtures and leasehold improvements.

           Our cash flow provided by financing activities is primarily affected by, but not limited to, net cash received from issuance of common stock, cash paid to affiliates and stockholders under contractual obligations, and repayment of borrowing under the credit facility. Net cash provided by financing activities during the quarter ended March 31, 2000 was approximately $57.4 million. During the quarter ended March 31, 2000, financing activities provided cash of approximately $59.1 million from the sale of common stock in connection with our IPO and $1.9 million from the exercise of stock options. These funds were used to pay $3.1 million of the Fleet Credit Facility and pay the $0.5 million due to an affiliate.

           We expect that our working capital needs will continue to grow as we execute our growth strategy. We believe the net proceeds from our initial public offering and cash to be generated from operations will be sufficient to meet our expenditure requirements for at least the next twelve months.

NEW ACCOUNTING PRONOUNCEMENTS

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

           In April 1998, we were organized as a limited liability company for the purpose of acquiring Zai*Net Software, L.P., a software company based in New York, and Caminus Limited, a strategic consulting practice based in Cambridge, England. Accordingly, we have a limited history of combined operations and my face difficulties encountered by recently combined companies that operate in different geographic regions and provide varied products and services, especially in rapidly evolving markets such as the energy market.

WE EXPECT OUR RESULTS OF OPERATIONS TO FLUCTUATE AND THE PRICE OF OUR COMMON STOCK COULD FALL IF QUARTERLY RESULTS ARE LOWER THAN THE EXPECTATIONS OF SECURITIES ANALYSTS

           Our revenues and results of operations have fluctuated in the past and may vary from quarter to quarter in the future. If our quarterly results fall below the expectations of securities analysts, the price of our common stock could fall. A number of factors, many of which are outside our control, may cause variations in our realties of operations, including:

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

           A substantial portion of our operating expenses is related to personal costs, marketing programs and overhead, which cannot be adjusted quickly and are therefore relatively fixed in the short term. Our operating expenses levels are based, in significant part, on our expectations of future revenues on a quarterly basis. As a result, if revenues for a particular quarter are below our expectations, we may not be able to reduce operating expenses proportionately for that quarter, and therefore this revenue shortfall would have a disproportionately negative effect on our operating results and cash flows may suffer and our stock price may decline.

OUR LENGTHY SALES CYCLE MAKES IT DIFFICULT TO PREDICT OUR QUARTERLY RESULTS AND THE PRICE OF OUR COMMON STOCK COULD FALL IF QUARTERLY RESULTS ARE LOWER THAN THE EXPECTATIONS OF SECURITIES ANALYSTS

           Our long sales cycle, which can range from five to six months or more, makes it difficult to predict the quarter in which sales may occur or revenues may be recognized. Our sales cycle varies depending on the size and type of customer considering a purchase and whether we have conducted business with a potential customer in the past. These potential customers frequently need to obtain internal approvals from multiple decision makers prior to making purchase decisions. Delays in sales could cause significant variability in our revenues and results of operations for any particular period. If our quarterly results and cash flows fall below the expectations of securities analysis, our stock price may decline.

A LIMITED NUMBER OF CUSTOMERS MAY ACCOUNT FOR A SIGNIFICANT PERCENTAGE OF OUR REVENUES, WHICH MAY DECLINE IF WE CANNOT KEEP OR REPLACE THESE CUSTOMER RELATIONSHIPS

           As our business has grown, the size of our license agreements has increased. Accordingly, we anticipate that our results of operations in any given period may depend to a significant extent upon revenues from a small number of customers. In addition, we anticipate that such customers will continue to vary over time, so that the achievement of our long-term goals will require us to obtain additional significant customers on an ongoing basis. Our failure to enter into a sufficient number of large licensing agreements during a particular period could have a significant adverse effect on our revenues.

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

           Some of our current and many of our potential competitors have or may have longer operating histories and significantly greater financial, technical, marketing and other resources than we do, and my be able to respond more quickly than we can to new or changing opportunities, technologies and customer requirements. Also, our current and potential competitors have or may have greater name recognition and more extensive customer bases that they can leverage to gain market share. These competitors may be able to undertake more extensive promotional activities, adopt more aggressive pricing policies and offer more attractive terms to purchasers than we can. In addition, our current and potential competitors have established or may establish cooperative relationships among themselves or with third parties to enhance their products and service and expand their markets. Accordingly, new competitors or alliances among competitors may emerge and rapidly acquire significant market share. Increased competition could result in price reductions, reduced revenues and the loss of customers, which could result in increased losses or reduced profits.

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

OUR REVENUES ARE SUBSTANTIALLY DEPENDENT UPON SALES OF A LIMITED NUMBER OF SOFTWARE PRODUCTS AND RELATED SERVICES

           Factors adversely affecting the pricing of or demand for our products and services, such as competition or technological change, could have a material adverse effect on our business, financial condition and results of operations. To date, a significant percentage of our revenues has come from licensing our Zai*Net Manger, Zai*Net Physicals and Zai*Net Models software and providing related services. We currently expect that these activities will account for a significant percentage of our revenues for the foreseeable future. Our future financial performance will depend, in large part, on the continued market acceptance of our existing products and the successful development, introduction and customer acceptance of new or enhanced versions of our software products and services, including the end-to-end energy software solution that we are developing with ABB Energy Information Systems. We may not be successful in developing and marketing our Zai*Net Manager, Zai*Net Risk Analytics, Zai*Net Physicals and Zai*Net Models software.

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

           Several members of our senior management recently joined us and have not previously worked together. David M. Stoner, our chief executive officer, joined us in October 1998, and Mark A. Herman, our chief financial officer, joined us in February 1999. In addition, two of our founders Nigel L. Evans, our senior vice president and head of European operations, and Brian J. Scanlan, our chief technology officer, have been working together only since our acquisitions of Caminus Limited and Zai*Net Software, L.P. in May 1998. As a result, our senior managers are still becoming integrated as a management team and may not work effectively as a team to successfully manage our business.

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

           New products based on new technologies or new industry standard could render our existing products obsolete and unmarketable. To succeed, we will need to enhance our current products and develop new products on a timely basis to keep pace with developments related to the energy market and to satisfy the increasingly sophisticated requirements of customers. Software addressing the trading and management of energy assets is complex and can be expensive to develop, and new products and product enhancements can require long development and testing periods. Any delays in developing and releasing enhanced or new products could cause us to lose revenue opportunities and customers and could increase the cost of doing business.

OUR SOFTWARE PRODUCTS MAY CONTAIN ERRORS OR DEFECTS THAT COULD RESULT IN LOST REVENUES, DELAYED OR LIMITED MARKET ACCEPTANCE OR PRODUCT LIABILITY CLAIMS WITH SUBSTANTIAL LITIGATION COSTS

           Complex software products such as ours often contain errors or defects, particularly when first introduced or when new versions or enhancements are released. Despite internal testing and testing by customers, our current and future products may contain serious defects. Serious defects or errors could result in lost revenues for a delay in market acceptance.

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

UNAUTHORIZED PARTIES MAY OBTAIN AND PROFIT FROM OUR SOFTWARE, DOCUMENTATION AND OTHER PROPRIETARY INFORMATION

           We seek to protect the source code for our propriety software both as a trade secret and as a copyrighted work. Our policy is to enter into confidentiality agreements with our employees, consultants, vendors and customers and to control access to our software, documentation and other proprietary information.

           Despite our efforts to protect our propriety rights, unauthorized parties may attempt to copy aspects of our products or obtain and use information that we regard as proprietary. Policing unauthorized use of our products is difficult, and while we are unable to determine the extent to which piracy of our software products exists, such piracy can be expected to be a persistent problem, particularly in international markets where the laws of foreign countries are not as protective as they are in the U.S. Our trade secrets or confidentiality agreements may not provide meaningful protection of our propriety information. We are aware of competitors which offer similar functionality in their products. We can provide no assurance that others will not independently develop similar technologies or duplicate any technology developed by us.

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

OTHERS MAY CLAIM THAT WE INFRINGE ON THEIR INTELLECTUAL PROPERTY RIGHTS, WHICH MAY LIMIT OUR ABILITY TO CONDUCT OUR BUSINESS

           As the number of software products in the energy industry increases and the functionality of products from different software developer further overlaps, software developers and publishers may increasingly become subject to claims of infringement or misappropriation of the intellectual property or proprietary rights of others. Although we are not currently subject to any claims of infringement, third parties may assert infringement or misappropriation claims against us in the future with respect to current or future products. Further, we may be subject to additional risks as we enter into transactions in countries where intellectual property laws are not well developed or are poorly enforced. Legal protections of our rights may be ineffective in such countries, and technology developed in such countries may not be protectable in jurisdictions where protection is ordinarily available. In addition, we are obliged to indemnify customers against claims that we infringe the intellectual property rights of third parties. The results of any intellectual property litigation to which we might become a party may force us to do one or more of the following:

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

           - obtain a license, which may not be available on reasonable terms or at all, to sell or use the relevant technology

           -  redesign those products or services to avoid infringement

           -  refund license fees that we have previously received

OUR BUSINESS MAY BE HARMED IF WE LOSE THE SERVICES OF DAVID STONER, BRIAN SCANLAN, NIGEL EVANS, RICHARD COURON OR OTHER KEY EMPLOYEES

           Our success depends largely on the skills, experience and performance of key employees, particularly David Stoner, our chief executive officer, Brian Scanlan and Nigel Evans, two or our founders, and Richard Couron, the founder of DC Systems. These employees have significant expertise in the energy industry and would be difficult to replace. Our employment agreements with Messrs. Stoner and Scanlan and Dr. Evans expire in 2001. If we lose one or more of our key employees, our business could be harmed.

IF WE FAIL TO CONTINUE TO ATTRACT AND RETAIN PERSONNEL WITH SALES EXPERIENCE, SOFTWARE DEVELOPMENT SKILLS AND SUBJECT MATTER EXPERTISE IN THE ENERGY MARKET, OUR BUSINESS MAY BE HARMED

           Our future success will depend in large part on our ability to continue attracting and retaining highly skilled personnel, particularly salespeople, software developers and consultants who are both experts in their particular fields and have strong customer relationship skills. In particular, the number of people with significant knowledge about evolving energy markets is limited. Newly hired employees will require training and it will take time for them to achieve full productivity. We face intense competition in recruiting and may not be able to hire enough qualified individuals in the future, and newly hired employees may not achieve necessary level of productivity.

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

           If we raise additional funds through the sale of equity or convertible debt securities, your percentage ownership will be reduced, In addition, these transactions may dilute the value of our outstanding stock. We may have to issue securities that have rights, preferences and privileges senior to our common stock.

OUR PERFORMANCE WILL DEPEND ON THE CONTINUED GROWTH IN DEMAND FOR ENERGY PRODUCTS AND SERVICES

           Our future success depends heavily on the continued growth in demand for energy products and services, which is difficult to predict. If demand for energy products and services does not continue to grow or grows more slowly than expected, demand for our products and services will be reduced. Because a substantial portion of our operating expenses is fixed in the short term, any unanticipated reduction in demand for our products and services would negatively impact our operating results. Utilities and other businesses may be slow to adapt to changes in the energy marketplace or be satisfied with existing services and solutions. This would cause there to be less demand for our products and services than we currently expect. The market for energy trading software and solutions that address the deregulation energy industry is relatively new, and potential customers may wait for widespread adoption of products before making purchase commitments. Even if there is significant market acceptance of products and services for the energy industry, we may incur substantial expenses adapting our solutions to changing or emerging technologies.

THE GLOBAL ENERGY INDUSTRY IS SUBJECT TO EXTENSIVE AND VARIED GOVERNMENTAL REGULATIONS, AND OUR BUSINESS MAY BE ADVERSELY AFFECTED IF WE ARE UNABLE TO SUCCESSFULLY DEVELOP PRODUCTS AND SERVICES THAT ADDRESS NUMEROUS AND RAPIDLY CHANGING REGULATORY REGIMES

           Although the global energy industry is becoming increasingly deregulated, the energy industry, which includes utilities, producers, energy marketers, processors, storage operators, distributors, marketers, pipelines and other, is still subject to extensive and varied local, national and regional regulation. If we are unable to design and develop software solutions and strategic consulting services that address the numerous and changing regulatory requirements, or fail to alter our products and services rapidly enough, our customers or potential customers may not purchase our products and services.

OUR FINANCIAL SUCCESS IS CLOSELY LINKED TO THE HEALTH OF THE ENERGY INDUSTRY

           We currently derive substantially all of our revenues from licensing our software and providing strategic consulting services to participants in the energy industry. Our customers include a number of organizations in the energy industry, and the success of these customers is linked to the health of the energy market. In addition, because of capital expenditures required in connection with investing in our products and services, we believe that demand for our products and services could be disproportionately affected by fluctuations, disruptions, instability or downturns in the energy market, which may cause customers and potential customers to leave the industry or delay, cancel or reduce any planned expenditures for our software products and related strategic consulting services.

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

           -  limiting the persons who may call special meeting of stockholders

           -  prohibiting stockholder action by written consent

           - establishing advance notice requirements for nominations for election to the board of directors or for proposing matters that can be acted on by stockholders at stockholder meetings

           We are subject to the provisions of Section 203 of the General Corporation Law of Delaware. Section 203 will prohibit us from engaging in certain business combinations, unless the business combination is approved in a prescribed manner. Accordingly, Section 203 may discourage, delay prevent someone from acquiring or merging with us.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

           We have no derivative financial instruments in our cash and cash equivalents. We invest our cash and cash equivalents in investment-grade, highly liquid investments, consisting of money market instruments and bank certificates of deposit. As of March 31, 2000, we invested the net proceeds from our initial public offering in similar investment-grade and highly liquid investments.

           For the quarter ended March 31, 2000, approximately 42% of our revenues and 46% of our operating expenses was denominated in British pounds. Historically, the effect of fluctuations in currency exchange rates has not had a material impact on our operations. Our exposure to fluctuations in currency exchange rates will increase as we expand our international operations. We conduct our European operations in the United Kingdom and the countries of the European Union which are part of the Europe Monetary Union. On January 1, 1999, eleven of the existing members of the European Union joined the European Monetary Union. Ultimately there will be a single currency within certain countries of the European Union, known as the euro, and one organization, the European Central Bank, responsible for setting European monetary policy. We have reviewed the impact the euro will have on our business and whether this will give rise to a need for significant changes in our commercial operations or treasury management functions. Because our European transactions are primarily denominated in British pounds and as yet we have not experienced any significant impact on our European operations from the fluctuations in the exchange rate between euro and British pounds, we do not believe that the euro conversion will have any material effect on our business, financial condition or results of operations.

PART II - OTHER INFORMATION

ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS

           The following information relates to the use of proceeds from our initial public offering of common stock. The effective date of our Registration Statement on Form S-1, commission file number 333-88437, relating to our initial public offering, was January 27, 2000.

           In connection with the offering, the estimated expenses were as follows:


           Underwriting Discounts and Commissions                       $   4,578,693
           Other Expenses                                                   1,757,919
                                                                        -------------
           Total Expenses                                               $   6,336,612
                                                                        =============

           Payment of expenses were to persons other than: directors, officers, our general partners or their associates, persons owning ten percent or more of any class of our equity securities, or our affiliates.

           Our net offering proceeds, after deducting the total expenses described above, were $59,073,292.

           From the effective date of the Registration Statement through March 31, 2000, we used the net proceeds from the offering as follows:


           Repayment of Indebtedness                          $   4,308,983
           Termination Fee for Consulting Services            $   1,300,000
           Bonus payments                                     $     521,570
           Cash Equivalents                                   $  52,942,738

           All of the above listed payments were direct or indirect payments to persons other than: directors, officers, general partners or their associates, persons owning ten percent or more of any class of our equity securities, or our affiliates, except for: (i) the termination fee for consulting services which was paid to GFI Two LLC, where our directors Lawrence D. Gilson and Richard K. Landers are President and a principal, respectively and (ii) $288,666 of the bonus payments, which was paid to Nigel L. Evans, our Senior Vice President, Director of European Operations and one of our directors.

ITEM 4.    SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

           Pursuant to a Written Consent of Sole Stockholder in Lieu of 2000 Annual Meeting, dated January 11, 2000, our sole stockholder, Caminus LLC, a Delaware limited liability company and our predecessor entity (i) approved the election of Anthony H. Bloom and Richard K. Landers as Class I Directors, each to serve until the 2003 Annual Meeting of Stockholders, and (ii) ratified the selection by our board of directors of PricewaterhouseCoopers LLP as our independent certified public accountants for the fiscal year ending December 31, 2000. On January 11, 2000, Caminus LLC held 1,000 shares of our common stock.

           In addition to the directors elected pursuant to the written consent, the term of office of the following directors also continued following the meeting: Christopher S. Brothers, Nigel L. Evans, Lawrence D. Gilson, Brian J. Scanlan and David M. Stoner.

ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K

    (a)      Exhibits

    The following exhibits are filed as part of this report:

             Exhibit 27        --         Financial Data Schedule

    (b)      Reports on Form 8-K

    None

                                   SIGNATURES

           Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                          CAMINUS CORPORATION
                                                    -------------------------------
                                                              Registrant

Date: May 15, 2000

                                                      /S/     MARK A. HERMAN
                                                    -------------------------------
                                                         Chief Financial Officer
                                                                   and
                                                      Registrant's Authorized Officer

                                  EXHIBIT INDEX




           EXHIBIT
             NO.            DESCRIPTION
           -------          ------------
            27              FINANCIAL DATA SCHEDULE