Form 10-Q
period 2000-06-30
CAMINUS CORP
filed 2000-08-09
CIK 1095157

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q

(MARK ONE)

[X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934

                      FOR THE QUARTER ENDED JUNE 30, 2000

                                       OR

[ ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934

       FOR THE TRANSITION PERIOD FROM                TO                .

                        COMMISSION FILE NUMBER 000-28085

                            ------------------------

                              CAMINUS CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                   DELAWARE                                      13-4081739
       (STATE OR OTHER JURISDICTION OF                         (IRS EMPLOYER
        INCORPORATION OR ORGANIZATION)                      IDENTIFICATION NO.)

                                747 THIRD AVENUE
                            NEW YORK, NEW YORK 10017
             (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES AND ZIP CODE)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (212) 888-3600

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     As of July 31, 2000, there were 15,281,991 shares of Caminus Corporation common stock outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                              CAMINUS CORPORATION
                                   FORM 10-Q
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

                               TABLE OF CONTENTS

                                                              PAGE
                                                              ----
PART I. FINANCIAL INFORMATION
  Item 1. Financial Statements
     a) Consolidated Balance Sheets as of June 30, 2000
        (Unaudited) and December 31, 1999...................    2
     b) Consolidated Statements of Operations for the three
        and six months ended June 30, 2000 and 1999
        (Unaudited).........................................    3
     c) Consolidated Statements of Cash Flows for the six
     months ended June 30, 2000 and
        1999 (Unaudited)....................................    4
     d) Notes to Consolidated Financial Statements..........    5
  Item 2. Management's Discussion and Analysis of Financial
          Condition and Results of Operations...............    9
  Item 3. Quantitative and Qualitative Disclosures About
     Market Risk............................................   25
PART II. OTHER INFORMATION
  Item 2. Changes in Securities and Use of Proceeds.........   25
  Item 5. Other Information.................................   26
  Item 6. Exhibits and Reports on Form 8-K..................   25
  Signatures................................................   26

                                     PART I

                             FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                      CAMINUS CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNT)

                                                               JUNE 30,      DECEMBER 31,
                                                                 2000            1999
                                                              -----------    ------------
                                                              (UNAUDITED)
ASSETS
Current assets:
  Cash and cash equivalents.................................   $ 14,101        $    662
  Investments in short term marketable securities...........     19,445              --
  Accounts receivable, net..................................     12,365           7,360
  Deferred income taxes.....................................        677             418
  Prepaid expenses and other current assets.................      1,789           2,533
                                                               --------        --------
     Total current assets...................................     48,377          10,973
Investments in long term marketable securities..............     20,751              --
Fixed assets, net...........................................      2,928           1,645
Developed technology, net...................................      2,391           3,051
Other intangibles, net......................................      3,361           3,974
Goodwill, net...............................................     17,977          21,816
Other assets................................................         19              19
                                                               --------        --------
     Total assets...........................................   $ 95,804        $ 41,478
                                                               ========        ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................   $  1,561        $  1,444
  Accrued liabilities.......................................      5,191           4,962
  Borrowings under credit facility..........................         --           3,050
  Income taxes payable......................................      1,719             388
  Payable to related parties................................        888           3,824
  Deferred revenue..........................................      2,540           2,071
                                                               --------        --------
     Total current liabilities..............................     11,899          15,739
                                                               --------        --------
Commitments and contingencies...............................         --              --
Stockholders' equity:
Common stock, $0.01 par, 50,000 shares authorized, 17,040
  shares issued and 15,278 shares outstanding at June 30,
  2000; 11,058 shares issued and 9,296 shares outstanding at
  December 31, 1999.........................................        170             110
Additional paid-in capital..................................    122,522          52,670
Treasury stock, at cost.....................................     (4,911)         (4,911)
Subscriptions receivable....................................        (76)         (2,907)
Deferred compensation.......................................       (191)           (235)
Accumulated deficit.........................................    (33,579)        (18,980)
Accumulated other comprehensive income......................        (30)             (8)
                                                               --------        --------
     Total stockholders' equity.............................     83,905          25,739
                                                               --------        --------
     Total liabilities and stockholders' equity.............   $ 95,804        $ 41,478
                                                               ========        ========

  The accompanying notes are an integral part of these consolidated financial statements.

                      CAMINUS CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                     THREE MONTHS ENDED     SIX MONTHS ENDED
                                                          JUNE 30,              JUNE 30,
                                                     ------------------    -------------------
                                                      2000       1999        2000       1999
                                                     -------    -------    --------    -------
                                                        (UNAUDITED)            (UNAUDITED)
Revenues:
  Licenses.........................................  $ 4,649    $ 2,519    $  8,722    $ 4,296
  Software services................................    4,375      2,057       7,085      4,006
  Strategic consulting.............................    2,183      1,431       3,920      2,941
                                                     -------    -------    --------    -------
     Total revenues................................   11,207      6,007      19,727     11,243
                                                     -------    -------    --------    -------
Cost of revenues:
  Cost of licenses.................................      194         30         497         86
  Cost of software services........................    1,951      1,258       3,777      2,179
  Cost of strategic consulting.....................      757        666       1,476      1,270
                                                     -------    -------    --------    -------
     Total cost of revenues........................    2,902      1,954       5,750      3,535
                                                     -------    -------    --------    -------
       Gross profit................................    8,305      4,053      13,977      7,708
                                                     -------    -------    --------    -------
Operating expenses:
  Sales and marketing..............................    2,369        678       4,215      1,093
  Research and development.........................    1,408        932       2,782      1,697
  General and administrative (excluding IPO-related
     expenses).....................................    2,519      1,892       4,485      3,653
  Amortization of intangible assets................    2,556      1,869       5,112      3,738
  IPO-related expenses.............................       --         --      12,335         --
                                                     -------    -------    --------    -------
     Total operating expenses......................    8,852      5,371      28,929     10,181
                                                     -------    -------    --------    -------
Loss from operations...............................     (547)    (1,318)    (14,952)    (2,473)
Other income (expense):
  Interest income (expense)........................      717        (55)      1,219        (46)
  Financing fee....................................       --         --         (89)        --
  Other expense, net...............................       (2)        --          (2)        (6)
                                                     -------    -------    --------    -------
     Total other income (expense)..................      715        (55)      1,128        (52)
                                                     -------    -------    --------    -------
Income (loss) before provision for income taxes....      168     (1,373)    (13,824)    (2,525)
Provision for income taxes.........................      754         66         775        139
                                                     -------    -------    --------    -------
Net loss...........................................  $  (586)   $(1,439)   $(14,599)   $(2,664)
                                                     =======    =======    ========    =======
Basic and diluted net loss per share...............  $ (0.04)   $ (0.18)   $  (1.02)   $ (0.33)
                                                     =======    =======    ========    =======
Weighted average shares used in computing net loss
  per share........................................   15,261      7,997      14,321      7,980
                                                     =======    =======    ========    =======

  The accompanying notes are an integral part of these consolidated financial statements.

                      CAMINUS CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                               SIX MONTHS ENDED
                                                                   JUNE 30,
                                                              -------------------
                                                                2000       1999
                                                              --------    -------
                                                                  (UNAUDITED)
Cash flows from operating activities:
  Net loss..................................................  $(14,599)   $(2,664)
  Adjustments to reconcile net loss to net cash provided by
     (used in) operating activities:
     Depreciation and amortization..........................     5,490      3,886
     Deferred taxes.........................................      (259)        (9)
     Deferred costs.........................................       182         --
     IPO-related expenses...................................     9,741         --
     Non-cash compensation expense..........................       104         60
  Changes in operating assets and liabilities:
     Accounts receivable....................................    (4,954)    (1,665)
     Prepaid expenses and other current assets..............       611       (151)
     Accounts payable.......................................       191       (916)
     Accrued liabilities....................................       165      1,169
     Income taxes payable...................................     1,331         --
     Deferred revenue.......................................       469        (39)
     Other..................................................      (249)        (9)
                                                              --------    -------
Net cash used in operating activities.......................    (1,777)      (338)
                                                              --------    -------
Cash flows from investing activities:
  Purchase of marketable securities.........................   (40,185)        --
  Purchase of fixed assets..................................    (1,661)      (435)
                                                              --------    -------
Net cash used in investing activities:......................   (41,846)      (435)
                                                              --------    -------
Cash flows from financing activities:
  Payments of obligation to affiliate.......................    (2,688)    (6,188)
  (Payments) borrowings under credit facility, net..........    (3,050)     3,250
  Payment of distribution to shareholders...................        --       (290)
  Cash received for subscriptions receivable................     1,942      1,832
  Proceeds received from issuance of common stock, net......    59,028        339
  Cash received for options exercised.......................     1,972         --
                                                              --------    -------
Net cash provided by (used in) financing activities.........    57,204     (1,057)
                                                              --------    -------
Effect of exchange rates on cash flows......................      (142)       (54)
                                                              --------    -------
Net increase (decrease) in cash and cash equivalents........    13,439     (1,884)
Cash and cash equivalents, beginning of period..............       662      2,771
                                                              --------    -------
Cash and cash equivalents, end of period....................  $ 14,101    $   887
                                                              ========    =======

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

  Recapitalization and Sale of Common Stock

     In February 2000, the Company closed the initial public offering ("IPO") of shares of its common stock, issuing 4,088,119 shares of common stock and realizing net proceeds from the offering of approximately $59.0 million. These financial statements reflect the recapitalization on January 27, 2000 of Caminus LLC as a corporation, and the conversion of each membership interest in the limited liability company into .095238 of one share of common stock of the corporation. This transaction affects the legal form only of the entities under common control, and the proportionate ownership interests of the members pre- and post-merger are preserved.

     In connection with the IPO of the Company's common stock, Caminus recapitalized as a C Corporation and therefore commencing January 27, 2000 is no longer treated as a limited liability company for tax purposes.

  Basis of Presentation

     The unaudited consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These unaudited consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999. The unaudited consolidated financial statements included herein reflect all adjustments (which include only normal, recurring adjustments) which are, in the opinion of management, necessary to state fairly the results for the periods presented. The results for the three-month and six-month periods ended June 30, 2000 are not necessarily indicative of the results expected for the full fiscal year.

  Principles of consolidation

     The accompanying consolidated financial statements include the accounts of Caminus Corporation and its subsidiaries. All intercompany transactions and balances have been eliminated.

  Earnings per Share

     The Company computes net income (loss) per share in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share" ("SFAS 128") and SEC Staff Accounting Bulletin No. 98 ("SAB 98"). Under the provisions of SFAS 128 and SAB 98, basic and diluted

                      CAMINUS CORPORATION AND SUBSIDIARIES
net loss per share is computed by dividing net loss for the period by the weighted average number of shares outstanding for the period. The calculation of diluted net loss per share excludes options to purchase shares as the effect would be antidilutive.

  Comprehensive Income

     Total comprehensive loss for the six months ended June 30, 2000 and 1999 was as follow:

                                                               SIX MONTHS ENDED
                                                                   JUNE 30,
                                                              -------------------
                                                                2000       1999
                                                              --------    -------
                                                                (IN THOUSANDS)
Net loss....................................................  $(14,599)   $(2,664)
Unrealized gains on marketable securities...................        11         --
Cumulative translation adjustment...........................       (33)       (59)
                                                              --------    -------
Comprehensive loss..........................................  $(14,621)   $(2,723)
                                                              ========    =======

  New Accounting Pronouncements

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements," ("SAB 101"), which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the Securities and Exchange Commission. SAB 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosures related to revenue recognition policies. Management believes that its revenue recognition policies and practices are in conformity with SAB 101.

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 establishes methods of accounting for derivative financial instruments and hedging activities related to those instruments as well as other hedging activities, and is effective for fiscal years beginning after June 15, 2000, as amended by SFAS No. 138. The Company believes the adoption of this pronouncement will have no material impact on the Company's financial position and results of operations.

     In March 2000, FASB Interpretation No. 44 -- "Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25" ("FIN 44") was issued. FIN 44 clarifies the application of APB No. 25 regarding (a) the definition of "Employee" for purposes of applying APB No. 25,
(b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. FIN 44 does not address the application of the fair value method of Statement No. 123. This Interpretation is effective July 1, 2000, but certain conclusions in this Interpretation cover specific events that occur after either December 15, 1998, or January 12, 2000. To the extent that this Interpretation covers events occurring during the period after December 15, 1998 or January 12, 2000, but before the effective date of July 1, 2000, the effects of applying this Interpretation are recognized on a prospective basis from July 1, 2000. The Company has not yet assessed the impact of FIN 44.

2. IPO-RELATED EXPENSES

     As a result of the Company's IPO in January 2000, certain transactions occurred which resulted in significant charges in the first quarter of 2000. These transactions include the earning of additional common shares that were contingently issuable upon an IPO to the former shareholders of Caminus Energy Limited, which resulted in a charge of approximately $7.0 million (including taxes), a payment of approximately

                      CAMINUS CORPORATION AND SUBSIDIARIES

$0.5 million for a special one-time bonus to the former shareholders of Caminus Energy Limited, payment of a $1.3 million termination fee to GFI Two LLC, a principal stockholder, to cancel its consulting and advisory agreement and the granting of shares and the forgiveness of a loan to the Company's President and Chief Executive Officer, which resulted in a charge of approximately $3.7 million.

3. INVESTMENTS IN MARKETABLE SECURITIES

     The Company invests its excess cash in investment grade debt instruments of state and municipal governments and their agencies and high quality corporate issuers. All instruments with maturities at the time of purchase greater than three months and maturities less than twelve months from the balance sheet date are considered short-term investments, and those with maturities greater than twelve months from the balance sheet date are considered long-term investments.

     The Company's marketable securities are classified as available-for-sale and are reported at fair value, with unrealized gains and losses, net of tax, recorded in stockholders' equity. Realized gains or losses and permanent declines in value, if any, on available-for-sale securities are reported in other income or expense as incurred.

     The contractual maturities of available-for-sale debt securities are as follows at June 30, 2000 (in thousands):

Due within one year.........................................  $19,445
Due after one year through two years........................  $20,751
                                                              -------
                                                              $40,196
                                                              =======

     At June 30, 2000, the Company recorded net unrealized gains on its marketable debt securities of approximately $11,500.

4. SEGMENT REPORTING

     The Company has two reportable segments: software and strategic consulting. Software comprises the licensing of the Company's software products and the related implementation and maintenance services. Strategic consulting provides energy market participants with professional advice regarding where and how to compete in their respective markets. In evaluating financial performance, management uses earnings before interest and other income, income taxes, depreciation and amortization, IPO-related expenses and non-cash compensation expense ("Adjusted EBITDA") as the measure of a segment's profit or loss.

     The accounting policies of the reportable segments are the same as those described in Note 2 of the Company's Annual Report on Form 10-K. There are no inter-segment revenues or expenses between the two reportable segments.

                      CAMINUS CORPORATION AND SUBSIDIARIES

     The following table illustrates the financial results of the two reportable segments:

                                                          SIX MONTHS ENDED JUNE 30,
                                        -------------------------------------------------------------
                                                       2000                             1999
                                        -----------------------------------    ----------------------
                                                               (IN THOUSANDS)
                                                    STRATEGIC                              STRATEGIC
                                        SOFTWARE    CONSULTING      OTHER      SOFTWARE    CONSULTING
                                        --------    ----------    ---------    --------    ----------
STRATEGIC
Operating Results:
  Revenues:
     Licenses.........................  $ 8,722      $    --      $     --     $ 4,296      $    --
     Software services................    7,085           --            --       4,006           --
     Strategic consulting.............       --        3,920            --          --        2,941
                                        -------      -------      --------     -------      -------
       Total revenues.................  $15,807      $ 3,920            --       8,302        2,941
                                        =======      =======      ========     =======      =======
Adjusted EBITDA.......................    1,293        1,684                       947          526
Non-cash compensation expense.........     (104)          --            --         (60)          --
IPO-related expenses..................       --           --       (12,335)         --          526
                                        -------      -------      --------     -------      -------
                                          1,189        1,684       (12,335)        887          526
Depreciation and amortization.........   (4,403)      (1,087)           --      (2,814)      (1,072)
                                        -------      -------      --------     -------      -------
Operating Income (loss)...............  $(3,214)     $   597      $(12,335)    $(1,927)     $  (546)
                                        =======      =======      ========     =======      =======

Other Data:

                                                               AS OF JUNE 30,
                                        -------------------------------------------------------------
                                                       2000                             1999
                                        -----------------------------------    ----------------------
                                                               (IN THOUSANDS)
Total assets..........................  $84,449      $11,355      $     --     $21,946      $ 5,617
                                        =======      =======      ========     =======      =======

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

5. SUPPLEMENTAL CASH FLOW INFORMATION

                                                              SIX MONTHS ENDED
                                                                  JUNE 30,
                                                              ----------------
                                                              2000       1999
                                                              ----       -----
                                                               (IN THOUSANDS)
Cash paid for interest......................................  $27         $1
Option exercised for no cash consideration..................    9         --

6.  SUBSEQUENT EVENT

     On July 31, 2000 the Company entered into a letter of intent agreement to acquire Nucleus Corporation for cash and common stock. The acquisition is anticipated to close in the third quarter of 2000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This quarterly report contains forward-looking statements that involve risks and uncertainties. The statements contained in this report that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Without limiting the foregoing, the words "may," "will," "should," "could," "expects," "plans," "intends," "anticipates," "believes," "estimates," "predicts," "potential," "continue" and similar expressions are intended to identify forward-looking statements. All forward-looking statements included in this quarterly report are based on information available to us up to and including the date of this document, and we assume no obligation to update any such forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth below under "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Certain Factors that May Affect Our Business" and elsewhere in this quarterly report. You should also carefully review the risks outlined in other documents that we file from time to time with the Securities and Exchange Commission.

OVERVIEW

     We are a leading provider of software solutions and strategic consulting services to participants in energy markets throughout North America and Europe. We were organized as a limited liability company on April 29, 1998 and acquired Zai*Net Software, L.P. and Caminus Limited in May 1998, Positron Energy Consulting in November 1998 and DC Systems, Inc. in July 1999. Since the completion of these acquisitions, we expanded our organization by hiring personnel in key areas, particularly marketing, sales and research and development. Our full-time employees increased from 184 at December 31, 1999 to 222 at June 30, 2000, and we intend to continue to increase our number of employees throughout 2000.

     We generate revenues from licensing our software products, providing related services for implementation consulting and support and providing strategic consulting services. We generally license one or more products to our customers, who typically receive perpetual licenses to use our products for a specified number of servers and concurrent users. After the initial license, they may purchase licenses for additional products, servers and users as needed. In addition, customers often purchase professional services from us, including implementation and training services, and enter into renewable maintenance contracts that provide for software upgrades and technical support over a stated term, typically 12 months. We also provide strategic advice on deregulation and the restructuring of the energy industry through our strategic consulting group. Implementation consulting and strategic consulting are typically billed on a time and materials basis.

     Customer payments under our software license agreements are non-refundable. Payment terms generally require that a significant portion of the license fee is payable on delivery of the licensed product with the balance due in installments.

     We follow the provisions of Statement of Position ("SOP") No. 97-2, "Software Revenue Recognition," as amended by SOP 98-9, "Modification of SOP 97-2, Software Revenue Recognition with Respect to Certain Transactions." Under SOP No. 97-2, if the license agreement does not provide for significant customization of or enhancements to the software, we recognize software license revenues when a license agreement is executed, the product has been delivered, all significant Company obligations are fulfilled, the fee is fixed or determinable and collectibility is probable. Under our current standard license agreement, we generally recognize license revenues upon the execution of a license and delivery of the software. For those license agreements where customer acceptance is required and it is not probable, we recognize license revenues when the software has been accepted. For those license agreements where the licensee requires significant enhancements or customization to adapt the software to the unique specifications of the customer or the service elements of the arrangement are considered essential to the functionality of the software products, we recognize both the license revenues and services revenues using contract accounting. If acceptance of the software and related software services is probable, we use the percentage of completion method to recognize revenue for those types of license agreements, where progress towards completion is measured by comparing software services hours incurred to estimated total hours for each software license agreement. If acceptance of the software and related software services is not probable, then we use the completed contract method and recognize license revenues only when our obligations under the license agreement are completed and the software has been accepted. Anticipated issues, if any, on uncompleted contracts are recognized in the period in which such losses are determined. Accordingly, for these contracts, payments received and software license costs are deferred until our obligations under the license agreement are completed. Maintenance and support revenues associated with new product licenses and renewals are deferred and recognized ratably over the contract period. Software services revenues and strategic consulting revenues are recognized as such services are performed.

     We sell our products through our direct sales forces in North America and Europe. Our strategic relationships with third parties assist in generating sales leads and provide cooperative marketing support. In addition, our strategic consulting group not only develops its own client base but assists in generating software sales leads.

     Revenues from customers outside the United States represented approximately 55% of our total revenues for the six months ended June 30, 2000. A significant portion of our international revenues have been derived from sales of our strategic consulting services and software products in the United Kingdom. We intend to continue to expand our international operations and commit significant management time and financial resources to developing our direct international sales channels. International revenues may not, however, increase as a percentage of total revenues.

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

     Due to our acquisition of DC Systems, Inc. and the significant changes in our operations, the fluctuation of financial results, including financial data expressed as a percentage of revenues for all periods, does not necessarily provide a meaningful understanding of the expected future results of our operations.

RESULTS OF OPERATIONS

  Comparison of the Three Months Ended June 30, 2000 to the Three Months Ended June 30, 1999.

     The following table sets forth the consolidated financial information for the periods indicated as a percentage of total revenues:

                                                              THREE MONTHS ENDED
                                                                   JUNE 30,
                                                              ------------------
                                                              2000          1999
                                                              -----         ----
                                                                 (UNAUDITED)
Revenues:
  Licenses..................................................    41%          42%
  Software services.........................................    39           34
  Strategic consulting......................................    20           24
                                                               ---          ---
     Total revenues.........................................   100          100
Cost of revenues:
  Cost of licenses..........................................     2           --
  Cost of software services.................................    17           22
  Cost of strategic consulting..............................     7           11
                                                               ---          ---
     Total cost of revenues.................................    26           33
                                                               ---          ---
  Gross profit..............................................    74           67
Operating expenses:
  Sales and marketing.......................................    21           11
  Research and development..................................    13           16
  General and administrative................................    22           31
  Amortization of intangible assets.........................    23           31
                                                               ---          ---
     Total operating expenses...............................    79           89
                                                               ---          ---
Loss from operations........................................    (5)         (22)
Other income
  Interest income, net......................................     6           (1)
                                                               ---          ---
     Total other income.....................................     6           (1)
                                                               ---          ---
Loss before provision for income taxes......................     1          (23)
Provision for income taxes..................................     6            1
                                                               ---          ---
Net loss....................................................    (5)%        (24)%
                                                               ===          ===

     Revenues

     LICENSES. License revenues represented 41% and 42% of the total revenues for the three months ended June 30, 2000 ("2000") and 1999 ("1999"), respectively, and increased $2.1 million, or 84%, from $2.5 million in 1999 to $4.6 million in 2000. This increase was primarily attributable to increased demand for new and additional licenses from new and existing customers, larger average transaction sizes and the expansion of our domestic and international sales personnel.

     SOFTWARE SERVICES. Software services revenues represented 39% and 34% of the total revenues for 2000 and 1999, respectively, and increased by $2.3 million, or 113%, from $2.1 million in 1999 to $4.4 million in 2000. This increase was primarily attributable to the increased licensing activity described above, which resulted in increased revenues from customer implementations and maintenance contracts.

     STRATEGIC CONSULTING. Strategic consulting revenues represented 20% and 24% of the total revenues for 2000 and 1999, respectively, and increased $0.8 million, or 53%, from $1.4 million in 1999 to $2.2 million in 2000. This increase in absolute dollars was primarily attributable to an increased number of engagements, which was partially attributable to an increase in the number of our consultants.

     Cost of Revenues

     COST OF LICENSES. Cost of licenses primarily consists of the software license costs associated with third-party software that is integrated into our products. Cost of licenses as a percentage of revenues was 2% and less than one percent for 2000 and 1999, respectively, and increased $0.2 million, or 547%, from $30 thousand in 1999 to $0.2 million in 2000. The increase was primarily attributable to the costs of third party software related to the larger license revenues in 2000.

     COST OF SOFTWARE SERVICES. Cost of software services consists primarily of personnel costs associated with providing implementations, support under maintenance contracts and training through our professional service group. Cost of software services as a percentage of revenues was 17% and 22% for 2000 and 1999, respectively, and increased $0.7 million, or 55%, from $1.3 million in 1999 to $2.0 million in 2000. This increase was primarily attributable to the increase in the number of implementations, training and technical support personnel, and related recruiting expenses, to support the growth of the implementations and the installed customer base. We plan to continue expanding our implementation and support services group and, accordingly, expect the dollar amount of our cost of software implementation and support services to increase.

     COST OF STRATEGIC CONSULTING. Cost of strategic consulting consists of personnel costs incurred in providing professional consulting services. Cost of strategic consulting as a percentage of revenues was 7% and 11% for 2000 and 1999, respectively, and increased $0.1 million, or 14%, to $0.8 million in 2000. This increase in absolute dollars was principally attributable to an increase in the number of our consultants, and related recruiting expenses, to support the growth in revenues. We plan to continue expanding our strategic consulting organization and expect these expenses to increase.

     Operating Expenses

     SALES AND MARKETING. Sales and marketing expenses consist primarily of sales and marketing personnel costs, promotional and travel expenses and commissions. Sales and marketing expenses as a percentage of revenues were 21% and 11% for 2000 and 1999, respectively, and increased $1.7 million, or 249%, from $0.7 million in 1999 to $2.4 million in 2000. This increase was primarily due to an increase in commissions due to the increase in license revenue, headcount, recruiting expenses and promotional and travel expenses associated with the hiring of additional sales and marketing personnel to support the expansion of our domestic and international sales organizations. We plan to continue expanding our sales and marketing organization and expect our sales and marketing expenses to increase.

     RESEARCH AND DEVELOPMENT. Research and development expenses consist primarily of personnel costs for product development personnel and other related direct costs associated with the development of new products, the enhancement of existing products, quality assurance and testing. Research and development expenses as a percentage of revenues were 13% and 16% for 2000 and 1999, respectively, and increased $0.5 million, or 51%, from $0.9 million in 1999 to $1.4 million in 2000. This increase in absolute dollars was primarily due to an increased hiring of personnel and to other expenses associated with the development of new products and enhancements of existing products. We plan to continue expanding our research and development organization and expect our research and development expenses to increase.

     GENERAL AND ADMINISTRATIVE. General and administrative expenses consist primarily of personnel costs of executive, financial, human resource and information services personnel as well as facility costs and related office expenses, and outside professional fees. General and administrative expenses as a percentage of revenues were 22% and 31% for 2000 and 1999, respectively, and increased $0.6 million, or 33%, from $1.9 million in 1999 to $2.6 million in 2000. This increase in absolute dollars was primarily due to increased staffing required to support our expanded operations in the United States and internationally.

     AMORTIZATION OF INTANGIBLE ASSETS. The amortization of the intangible assets represents the amortization of goodwill, which is the excess of the purchase price over the net assets acquired from the acquisitions of Zai*Net, Caminus Limited, Positron and DC Systems, and other intangible assets. Amortization of intangibles as a percentage of revenues was 23% and 31% for 2000 and 1999, respectively, and increased $0.7 million, or 37%, from $1.9 million in 1999 to $2.6 million in 2000. The increase in absolute dollars was primarily attributable to our incurring amortization expense related to the additional intangible assets related to the DC Systems acquisition in mid-1999.

     NON-CASH COMPENSATION EXPENSE. Non-cash compensation expense in 2000 primarily represents the amortization of unearned compensation in connection with the issuance of stock options with exercise prices below fair market value.

     Loss From Operations

     As a result of the variances described above, operating loss decreased by $0.8 million, or 58% from $1.3 million in 1999 to $0.5 million in 2000. Operating expenses as a percentage of revenues was 79% and 89% for 2000 and 1999, respectively.

     Adjusted EBITDA

     Earnings before interest and other income (expense), income taxes, depreciation and amortization, IPO-related expenses and non-cash compensation expense ("Adjusted EBITDA") as a percentage of revenues was 21% and 14% for 2000 and 1999, respectively. Adjusted EBITDA increased $1.5 million, or 232%, from $0.7 million in 1999 to $2.3 million in 2000.

     INTEREST AND OTHER INCOME. Interest and other income for 2000 primarily consisted of net interest income of $0.7 million. The interest income was primarily related to the interest earned on the resulting investments from our IPO proceeds.

     Provisions for Income Taxes

     Our provision for income taxes for 1999 was $0.1 million and related primarily to foreign income taxes. If we had been a C corporation, our provision for income taxes would have increased by $32,000 for 1999. In January 2000, we were reorganized as a C corporation. Accordingly, the Company pays income taxes instead of passing income through to its shareholders. We recorded a tax provision for federal and state income taxes of $0.8 million for the 2000 period.

RESULTS OF OPERATIONS

  Comparison of the Six Months Ended June 30, 2000 to the Six Months Ended June 30, 1999.

     The following table sets forth the consolidated financial information for the periods indicated as a percentage of total revenues:

                                                               SIX MONTHS ENDED
                                                                   JUNE 30,
                                                              ------------------
                                                              2000          1999
                                                              ----          ----
                                                                 (UNAUDITED)
Revenues:
  Licenses..................................................   44%           38%
  Software services.........................................   36            36
  Strategic consulting......................................   20            26
                                                              ---           ---
     Total revenues.........................................  100           100
Cost of revenues:
  Cost of licenses..........................................    3             1
  Cost of software services.................................   19            19
  Cost of strategic consulting..............................    7            11
                                                              ---           ---
     Total cost of revenues.................................   29            31
                                                              ---           ---
  Gross profit..............................................   71            69
Operating expenses:
  Sales and marketing.......................................   21            10
  Research and development..................................   14            15
  General and administrative................................   22            33
  Amortization of intangible assets.........................   26            33
  IPO-related expenses......................................   63            --
  Non-cash compensation expense.............................    1            --
                                                              ---           ---
     Total operating expenses...............................  147            91
                                                              ---           ---
Loss from operations........................................  (76)          (22)
Other income
  Interest income, net......................................    6            --
  Financing fees............................................   --            --
  Other expense, net........................................   --            --
                                                              ---           ---
     Total other income.....................................    6            --
                                                              ---           ---
Loss before provision for income taxes......................  (70)          (22)
Provision for income taxes..................................    4             1
                                                              ---           ---
Net loss....................................................  (74)%         (23)%
                                                              ===           ===

     Revenues

     LICENSES. License revenues represented 44% and 38% of the total revenues for the six months ended June 30, 2000 ("2000") and 1999 ("1999") respectively, and increased $4.4 million, or 102%, from $4.3 million in 1999 to $8.7 million in 2000. This increase was primarily attributable to increased demand for new and additional licenses from new and existing customers, larger average transaction sizes and the expansion of our domestic and international sales personnel.

     SOFTWARE SERVICES. Software services revenues represented 36% of the total revenues for 2000 and 1999 and increased by $3.1 million, or 77%, from $4.0 million in 1999 to $7.1 million in 2000. This increase was primarily attributable to the increased licensing activity described above, which resulted in increased revenues from customer implementations and maintenance contracts. The greater increase in license revenues as compared to the increase in software services revenues was attributable to certain license revenues that were recognized upon the execution of the license agreement and delivery of the software to the client. Typically, software services are provided subsequent to the recognition of the license revenues.

     STRATEGIC CONSULTING. Strategic consulting revenues represented 20% and 26% of the total revenues for 2000 and 1999, respectively, and increased $1.0 million, or 33%, from $2.9 million in 1999 to $3.9 million in 2000. This increase in absolute dollars was primarily attributable to an increased number of engagements, which was partially attributable to an increase in the number of our consultants.

     Cost of Revenues

     COST OF LICENSES. Cost of licenses as a percentage of revenues was 3% and 1% for 2000 and 1999, respectively, and increased $0.4 million, or 478%, from $0.1 million in 1999 to $0.5 million in 2000. The increase was primarily attributable to the costs of product enhancements performed by DC Systems subsequent to our July 1999 acquisition of DC Systems and the increase in the license revenue.

     COST OF SOFTWARE SERVICES. Cost of software services as a percentage of revenues was 19% for both 2000 and 1999, and increased $1.6 million, or 73%, from $2.2 million in 1999 to $3.8 million in 2000. This increase was primarily attributable to the increase in the number of implementations, training and technical support personnel, and related recruiting expenses, to support the growth of the implementations and the installed customer base. We plan to continue expanding our implementation and support services group and, accordingly, expect the dollar amount of our cost of software implementation and support services to increase.

     COST OF STRATEGIC CONSULTING. Cost of strategic consulting as a percentage of revenues was 7% and 11% for 2000 and 1999, respectively, and increased $0.2 million, or 16%, from $1.3 million in 1999 to $1.5 million in 2000. This increase in absolute dollars was principally attributable to an increase in the number of our consultants, and related recruiting expenses, to support the growth in revenues. We plan to continue expanding our strategic consulting organization and expect these expenses to increase.

     Operating Expenses

     SALES AND MARKETING. Sales and marketing expenses as a percentage of revenues were 21% and 10% for 2000 and 1999, respectively, and increased $3.1 million, or 286%, from $1.1 million in 1999 to $4.2 million in 2000. This increase was primarily due to an increase in headcount, recruiting expenses and promotional and travel expenses associated with the hiring of additional sales and marketing personnel to support the expansion of our domestic and international sales organizations. We plan to continue expanding our sales and marketing organization and expect our sales and marketing expenses to increase.

     RESEARCH AND DEVELOPMENT. Research and development expenses as a percentage of revenues were 14% and 15% for 2000 and 1999, respectively, and increased $1.1 million, or 64%, from $1.7 million in 1999 to $2.8 million in 2000. This increase in absolute dollars was primarily due to an increased hiring of personnel and to other expenses associated with the development of new products and enhancements of existing products. We plan to continue expanding our research and development organization and expect our research and development expenses to increase.

     GENERAL AND ADMINISTRATIVE. General and administrative expenses as a percentage of revenues were 22% and 33% for 2000 and 1999, respectively, and increased $0.7 million, or 23%, from $3.7 million in 1999 to $4.5 million in 2000. This increase in absolute dollars was primarily due to increased staffing required to support our expanded operations in the United States and internationally.

     AMORTIZATION OF INTANGIBLE ASSETS. Amortization of intangibles as a percentage of revenues was 26% and 33% for 1999 and 2000, respectively, and increased $1.4 million, or 37%, from $3.7 million in 1999 to $5.1 million in 2000. The increase in absolute dollars was primarily attributable to our incurring amortization expense related to the additional intangible assets related to the DC Systems acquisition in mid-1999.

     NON-CASH COMPENSATION EXPENSE. Non-cash compensation expense in 2000 primarily represents the amortization of deferred compensation in connection with the issuance of stock options with exercise prices below fair market value.

     IPO-Related expenses

     As a result of our initial public offering in January 2000, certain transactions occurred which resulted in significant charges in the first quarter of 2000. These transactions include the earning of an option granted to the former shareholders of Caminus Energy Limited, which resulted in a charge of approximately $7.0 million (including taxes), a payment of approximately $0.5 million for a special one-time bonus to the former shareholders of Caminus Energy Limited, a payment of a $1.3 million termination fee to GFI Two LLC, a principal stockholder, to cancel its consulting and advisory agreement and the granting of shares and the forgiveness of a loan to our President and Chief Executive Officer, which resulted in a charge of approximately $3.7 million.

     Loss From Operations

     As a result of the variances described above, operating loss increased by $12.5 million, or 505% from $2.5 million in 1999 to $15.0 million in 2000. Operating expenses as a percentage of revenues was 147% and 91% for 2000 and 1999, respectively.

     Adjusted EBITDA

     Earnings before interest and other income (expense), income taxes, depreciation and amortization, IPO-related expenses and non-cash compensation expense ("Adjusted EBITDA") as a percentage of revenues was 15% for both 2000 and 1999. Adjusted EBITDA increased $1.5 million, or 102%, from $1.5 million in 1999 to $3.0 million in 2000.

     INTEREST AND OTHER INCOME. Interest and other income for 2000 primarily consisted of net interest income of $1.2 million and a write-off of deferred financing fees of $0.1 million. The interest income was primarily related to the interest earned on the resulting investments from our IPO proceeds. The write-off of deferred financing fees related to the repayment of the outstanding balance under a credit facility which was retired in February 2000.

     Provisions for Income Taxes

     Our provision for income taxes for 1999 was $0.1 million and related primarily to foreign income taxes. If we had been a C corporation, our provision for income taxes would have been $0.4 million for 1999. In January 2000, we were reorganized as a C corporation. Accordingly, the Company pays income taxes instead of passing income through to its shareholders. We recorded a tax provision for federal and state income taxes of $0.8 million for the 2000 period.

LIQUIDITY AND CAPITAL RESOURCES

     In February 2000, we closed the initial public offering of our common stock, issuing 4,088,119 shares of common stock and realizing net proceeds of $59.0 million. Prior to the offering, we had funded our operations and acquisitions primarily from the proceeds of private equity sales and borrowings under our credit facility.

     Cash and cash equivalents as of June 30, 2000 were approximately $14.1 million, an increase of approximately $13.4 million from December 31, 1999. Our cash flow used in operating activities is primarily affected by, but not limited to, cash received from customers, cash paid to compensate employees, cash paid for professional fees, cash paid for the leasing of real estate and equipment and cash paid to third party software licensors. We prepare our cash flow statement using the indirect method which reconciles net income to cash used in operating activities. Therefore, the following discussion explains the significant items which impact the reconciliation of net income to cash flow from operating activities. Net cash used in operating activities for the six months ended June 30, 2000 was approximately $1.8 million. Net cash used in operating activities primarily resulted from our net loss of $14.6 million, and increase in accounts receivable of $5.0 million. This was partially offset by IPO-related expenses of $9.7 million, depreciation and amortization of $5.5 million, and increases in income taxes payable of $1.3 million; deferred revenue of $0.5 million; accounts payable of $0.2 million; and a decrease in prepaid expenses of $0.6 million. The increase in accounts receivable was primarily related to the increase in revenue in the second quarter of 2000 as compared to the fourth quarter of 1999. The decrease in prepaid expenses was primarily related to the realization of our prepaid offering expenses upon completion of the IPO. The increase in income taxes payable was primarily attributable to our provision for income taxes.

     Our cash flow used in investing activities is primarily affected by cash paid for investments in marketable securities and capital expenditures. Net cash used in investing activities during the six months ended June 30, 2000 was approximately $41.8 million and resulted from the investment of $40.2 million of the net IPO proceeds in marketable securities primarily consisting of investment grade obligations of state and municipal governments and their agencies. Also, capital expenditures of $1.7 million were for computer and communications equipment, purchased software, office equipment, furniture, fixtures and leasehold improvements for our new offices in London.

     Our cash flow provided by financing activities is primarily affected by, but not limited to, net cash received from issuance of common stock, cash paid to affiliates and stockholders under contractual obligations, and repayment of borrowing under the credit facility. Net cash provided by financing activities during the six months ended June 30, 2000 was approximately $57.2 million. During the six months ended June 30, 2000, financing activities provided cash of approximately $59.0 million from the sale of common stock in connection with our IPO and $2.0 million from the exercise of stock options. Also, we collected subscription receivables of $1.9 million. A portion of these funds were used to pay $3.1 million of our credit facility and pay the $2.7 million due to an affiliate.

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

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 establishes methods of accounting for derivative financial instruments and hedging activities related to those instruments as well as other hedging activities, and is effective for fiscal years beginning after June 15, 2000, as amended by SFAS No. 138. The Company believes the adoption of this pronouncement will have no material impact on the Company's financial position and results of operations.

     In March 2000, FASB Interpretation No. 44 -- "Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25" ("FIN 44") was issued. FIN 44 clarifies the application of APB No. 25 regarding (a) the definition of "Employee" for purposes of applying APB No. 25,
(b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. FIN 44 does not address the application of the fair value method of Statement No. 123. This Interpretation is effective July 1, 2000, but certain conclusions in this Interpretation cover specific events that occur after either December 15, 1998, or January 12, 2000. To the extent that this Interpretation covers events occurring during the period after December 15, 1998 or January 12, 2000, but before the effective date of July 1, 2000, the effects of applying this Interpretation are recognized on a prospective basis from July 1, 2000. The Company has not yet assessed the impact of FIN 44.

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

     Our revenues and results of operation have fluctuated in the past and may vary from quarter to quarter in the future. If our quarterly results fall below the expectations of securities analysts, the price of our common stock could fall. A number of factors, many of which are outside our control, may cause variations in our results of operations, including:

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

OUR LENGTHY SALES CYCLE MAKES IT DIFFICULT TO PREDICT OUR QUARTERLY RESULTS AND THE PRICE OF COMMON STOCK COULD FALL IF QUARTERLY RESULTS ARE LOWER THAN THE EXPECTATIONS OF SECURITIES ANALYSTS

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

     Some of our current and many of our potential competitors have or may have longer operating histories and significantly greater financial, technical, marketing and other resources than we do, and may be able to respond more quickly than we can to new or changing opportunities, technologies and customer requirements. Also, our current and potential competitors have or may have greater name recognition and more extensive customer bases that they can leverage to gain promotional activities, adopt more aggressive pricing policies and offer more attractive terms to purchasers than we can. In addition, our current and potential competitors have established or may establish cooperative relationships among themselves or with third parties to enhance their products and services and expand their markets. Accordingly, new competitors or alliances among competitors may emerge and rapidly acquire significant market share. Increased competition could result in price reductions, reduced revenues and the loss of customers, which could result in increased losses or reduced profits.

WE MAY NOT BE ABLE TO SUFFICIENTLY EXPAND OUR SALES AND DISTRIBUTION CAPABILITIES AND STRATEGIC CONSULTING SERVICES IN ORDER TO INCREASE MARKET AWARENESS OF OUR PRODUCTS AND SERVICES AND INCREASE OUR REVENUES

     We must expand our direct sales operations and strategic consulting services in order to increase market awareness of our products and services and generate increased revenues. We require sales and consulting personnel with significant subject matter expertise in the energy industry. We may not be able to hire a sufficient number of sales and consulting personnel in a timely, cost-effective manner. Moreover, our strategic consulting operations are currently based in Europe, and we may encounter significant start-up costs in connection with establishing strategic consulting operations in the United States.

OUR REVENUES ARE SUBSTANTIALLY DEPENDENT UPON SALES OF A LIMITED NUMBER OF SOFTWARE PRODUCTS AND RELATED SERVICES

     Factors adversely affecting the pricing of or demand for our products and services, such as competition or technological change, could have a material adverse effect of our business, financial condition and results of operations. To date, a significant percentage of our revenues has come from licensing our Zai*Net Manager, Zai*Net Risk Analytics, Zai*Net Physicals and Zai*Net Models software and providing related services. We currently expect that these activities will account for a significant percentage of our revenues for the foreseeable future. Our future financial performance will depend, in large part, on the continued market acceptance of our existing products and the successful development, introduction and customer acceptance of new or enhanced versions of our software products and services, including the end-to-end energy software solution that we are developing with ABB Energy Information Systems. We may not be successful in developing and marketing our Zai*Net Manager, Zai*Net Analytics, Zai*Net Physicals and Zai*Net Models software.

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

     - language and cultural differences

     - local economic conditions in foreign markets

WE MAY NOT BE ABLE TO INTEGRATE THE OPERATIONS FROM OUR RECENT AND FUTURE ACQUISITIONS

     As part of our business strategy, we have completed and expect to enter into additional business combinations and acquisitions, such as our July 1999 acquisition of DC Systems, Inc.

     Acquisition transactions are accompanied by a number of risks, including, among other things:

     - the difficulty of assimilating the operations and personnel of the acquired companies

     - the potential disruption of our ongoing business

     - expenses associated with the transactions, including expenses associated with amortization of acquired intangible assets

     - the potential unknown liabilities associated with acquired business

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

     New products based on new technologies or new industry standards could render our existing products obsolete and unmarketable. To succeed, we will need to enhance our current products and develop new products on a timely basis to keep pace with developments related to the energy market and to satisfy the increasingly sophisticated requirement of customers. Software addressing the trading and management of energy assets is complex and can be expensive to develop, and new products and product enhancements can require long development and testing periods. Any delays in developing and releasing enhanced or new products could cause us to lose revenue opportunities and customers and could increase the cost of doing business.

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

     Because our customers use our products for critical business applications, errors, defects or other performance problems could result in damage to our customers. They could seek significant compensation for losses from us. Although our license agreements typically contain provisions designed to limit our exposure to product liability claims, existing or future laws or unfavorable judicial decision could negate these limitations. Even if not successful, a product liability claim brought against us would likely be costly and time-consuming, which would require our management to spend time defending the claim rather than operating our business.

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

     Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our products or obtain and use information that we regard as proprietary. Policing unauthorized use of our products is difficult, and while we are unable to determine the extent to which piracy of our software products exists, such piracy can be expected to be a persistent problem, particularly in international markets where the laws of foreign countries are not as protective as they are in the U.S. Our trade secrets or confidentiality agreements may not provide meaningful protection of our proprietary information. We are aware of competitors that offer similar functionality in their products. We can provide no assurance that others will not independently develop similar technologies or duplicate any technology developed by us.

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

     - cease selling or using products or services that incorporate the challenged intellectual property

     - obtain a license, which may not be available on reasonable terms or at all, to sell or use the relevant technology

     - redesign those products or services to avoid infringement

     - refund license fees that we have previously received

OUR BUSINESS MAY BE HARMED IF WE LOSE THE SERVICES OF DAVID STONER, BRIAN SCANLAN, NIGEL EVANS OR OTHER KEY EMPLOYEES

     Our success depends largely on the skills, experience and performance of key employees, particularly David Stoner, our chief executive officer, and Brian Scanlan and Nigel Evans, two of our founders. These employees have significant expertise in the energy industry and would be difficult to replace. Our employment agreements with Messrs. Stoner and Scanlan and Dr. Evans expire in 2001. If we lose one or more of our key employees, our business could be harmed.

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

WE MAY NEED ADDITIONAL FINANCING WHICH COULD BE DIFFICULT TO OBTAIN AND WHICH COULD DILUTE STOCKHOLDER OWNERSHIP INTERESTS OR THE VALUE OF OUR COMMON STOCK

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

     If we raise additional funds through the sale of equity or convertible debt securities, stockholder ownership percentages will be reduced. In addition, these transactions may dilute the value of our outstanding stock. We may have to issue securities that have rights, preferences and privileges senior to our common stock.

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

OUR STOCK PRICE MAY BE VOLATILE

     Fluctuations in market price and volume are particularly common among technology companies. The market price of our common stock may fluctuate significantly in response to the following factors, some of which are beyond our control:

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

     Certain provisions of our certificate of incorporation and by-laws may discourage, delay or prevent a merger, acquisition or other change in control, even if the change in control would be beneficial to stockholders. Any of these provisions could reduce the market price of our common stock. These provisions include:

     - providing for a classified board of directors with staggered, three-year terms

     - limiting the persons who may call special meetings of stockholders

     - prohibiting stockholder action by written consent

     - establishing advance notice requirements for nominations for election to the board of directors or for proposing matters that can be acted on by stockholders at stockholder meetings

     We are subject to the provision of Section 203 of the General Corporation Law of Delaware. Section 203 will prohibit us from engaging in certain business combinations, unless the business combination is approved in a prescribed manner. Accordingly, Section 203 may discourage, delay or prevent someone from acquiring or merging with us.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We have no derivative financial instruments in our cash and cash equivalents. We invest our cash and cash equivalents in investment-grade, debt instruments of state and municipal governments and their agencies and high quality corporate issuers, money market instruments and bank certificates of deposit. As of June 30, 2000, we invested the net proceeds from our initial public offering in similar investment-grade and highly liquid investments.

     The Company's earnings are affected by fluctuations in the value of its subsidiaries' functional currency as compared to the currencies of its foreign denominated sales and purchases. The results of operations of the Company's subsidiaries, as reported in U.S. dollars, may be significantly affected by fluctuations in the value of the local currencies in which the Company transacts business. Such amount is recorded upon the translation of the foreign subsidiaries' financial statements into U.S. dollars, and is dependent upon the various foreign exchange rates and the magnitude of the foreign subsidiaries' financial statements. At June 30, 2000, the Company's foreign currency translation adjustment is not material and, for the three months ended June 30, 2000, net foreign currency transaction losses were insignificant. In addition to the direct effects of changes in exchange rates, which are a changed dollar value of the resulting sales and related expenses, changes in exchange rates also affect the volume of sales or the foreign currency sales price as competitors' products become more or less attractive.

     For the six months ended June 30, 2000, approximately 55% of our revenues and 41% of our operating expenses was denominated in British pounds. Historically, the effect of fluctuations in currency exchange rates has not had a material impact on our operations. Our exposure to fluctuations in currency exchange rates will increase as we expand our international operations. We conduct our European operations in the United Kingdom and the countries of the European Union which are part of the Europe Monetary Union. On January 1, 1999, eleven of the existing members of the European Union joined the European Monetary Union. Ultimately there will be a single currency within certain countries of the European Union, known as the euro, and one organization, the European Central Bank, responsible for setting European monetary policy. We have reviewed the impact the euro will have on our business and whether this will give rise to a need for significant changes in our commercial operations or treasury management functions. Because our European transactions are primarily denominated in British pounds and as yet we have not experienced any significant impact on our European operations from the fluctuations in the exchange rate between euro and British pounds, we do not believe that the euro conversion will have any material effect on our business, financial condition or results of operations.

     The Company is not exposed to the material future earnings or cash flow exposures from changes in interest rates on long-term obligations since the majority of the Company's long-term obligations are at fixed rates.

                                    PART II

                               OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

     The following information relates to the use of proceeds from our initial public offering of common stock. The effective date of our Registration Statement on Form S-1, commission file number 333-88437, relating to our initial public offering, was January 27, 2000.

     In connection with the offering, the estimated expenses were as follows:

Underwriting Discounts and Commissions...................  $4,578,693
Other Expenses...........................................  $1,803,669
Total Expenses...........................................  $6,382,362

     Payment of expenses were to persons other than: directors, officers, our general partners or their associates, persons owning ten percent or more of any class of our equity securities, or our affiliates.

     Our net offering proceeds, after deducting the total expenses described above were $59,027,542.

     From the effective date of the Registration Statement through June 30, 2000, we used the net proceeds from the offering as follows:

Repayment of Indebtedness...............................  $ 4,308,983
Termination Fee for Consulting Services.................  $ 1,300,000
Bonus payments..........................................  $   521,570
Earn-out Payment to Zak Associates, Inc. ...............  $   355,091
Investments in Marketable Securities....................  $40,197,019
Cash Equivalents........................................  $12,344,879

     All of the above listed payments were direct or indirect payments to persons other than: directors, officers, general partners or their associates, persons owning ten percent or more of any class of our equity securities, or our affiliates, except for: (i) the termination fee for consulting services which was paid to GFI Two LLC, where our directors Lawrence D. Gilson and Richard K. Landers are President and a principal, respectively, (ii) $288,666 of the bonus payments, which was paid to Nigel L. Evans, our Senior Vice President, Director of European Operations and one of our directors, and (iii) the earn-out payment to Zak Associates, Inc., which entity is 100% owned by a partnership affiliated with our Chief Technology Officer and one of our directors, Brian J. Scanlan.

ITEM 5.  OTHER INFORMATION

     On July 31, 2000, we announced that we entered into a letter of intent to acquire the Nucleus Corporation of Texas ("Nucleus"), a supplier of trading systems for energy. The founder of Nucleus will continue to run Nucleus as one of our separate business units and we will continue to market and support the combined product lines of both companies. The proposed acquisition is subject to the negotiation and execution of a definitive purchase agreement and the satisfaction of customary closing conditions.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

     The following exhibits are filed as part of this report:

        Exhibit 27 -- Financial Data Schedule

     (b) Reports on Form 8-K

          During the quarter ended June 30, 2000, we filed two reports on Form 8-K, dated May 19, 2000 and June 8, 2000. Each Form 8-K was filed regarding a change in our certifying accountant pursuant to Item 4 of Form 8-K. No other reports on Form 8-K were filed by us during the quarter ended June 30, 2000.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 9, 2000

                                                    CAMINUS CORPORATION
                                          --------------------------------------
                                                        Registrant

                                          /s/       MARK A. HERMAN
                                          --------------------------------------
                                                 Chief Financial Officer
                                                           and
                                             Registrant's Authorized Officer