Form 10-Q
period 2000-09-30
CAMINUS CORP
filed 2000-11-14
CIK 1095157

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

                    FOR THE QUARTER ENDED SEPTEMBER 30, 2000

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     As of October 31, 2000, there were 15,644,225 shares of Caminus Corporation common stock outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                              CAMINUS CORPORATION
                                   FORM 10-Q
               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

                               TABLE OF CONTENTS

                                                              PAGE
                                                              ----
PART I. FINANCIAL INFORMATION
  Item 1. Financial Statements
     a) Consolidated Balance Sheets as of September 30, 2000
        (Unaudited) and December 31, 1999...................    2
     b) Consolidated Statements of Operations for the three
        and nine months ended September 30, 2000 and 1999
        (Unaudited).........................................    3
     c) Consolidated Statements of Cash Flows for the nine
        months ended September 30, 2000 and 1999
        (Unaudited).........................................    4
     d) Notes to Consolidated Financial Statements..........    5
  Item 2. Management's Discussion and Analysis of Financial
          Condition and Results of Operations...............   10
  Item 6. Exhibits and Reports on Form 8-K..................   27
  Signatures................................................   27

                                     PART I

                             FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                      CAMINUS CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNT)

                                                              SEPTEMBER 30,    DECEMBER 31,
                                                                  2000             1999
                                                              -------------    ------------
                                                               (UNAUDITED)
ASSETS
Current assets:
  Cash and cash equivalents.................................    $  7,353         $    662
  Investments in short term marketable securities...........       9,829               --
  Accounts receivable, net..................................      15,314            7,360
  Deferred income taxes.....................................       1,177              418
  Prepaid expenses and other current assets.................       1,683            2,533
                                                                --------         --------
     Total current assets...................................      35,356           10,973
Investments in long term marketable securities..............      21,470               --
Fixed assets, net...........................................       4,107            1,645
Developed technology, net...................................       2,061            3,051
Other intangibles, net......................................       3,055            3,974
Goodwill, net...............................................      33,699           21,816
Other assets................................................       1,819               19
                                                                --------         --------
     Total assets...........................................    $101,567         $ 41,478
                                                                ========         ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................    $  1,683         $  1,444
  Accrued liabilities.......................................       6,463            4,962
  Borrowings under credit facility..........................          --            3,050
  Income taxes payable......................................       2,024              388
  Payable to related parties................................         350            3,824
  Deferred revenue..........................................       3,765            2,071
                                                                --------         --------
     Total current liabilities..............................      14,285           15,739
                                                                --------         --------
Commitments and contingencies...............................
Stockholders' equity:
Common stock, $0.01 par, 50,000 shares authorized; 17,317
  shares issued and 15,554 shares outstanding at September
  30, 2000; 11,058 shares issued and 9,296 shares
  outstanding at December 31, 1999..........................         173              110
Additional paid-in capital..................................     126,337           52,670
Treasury stock, at cost.....................................      (4,911)          (4,911)
Subscriptions receivable....................................          --           (2,907)
Deferred compensation.......................................        (159)            (235)
Accumulated deficit.........................................     (33,948)         (18,980)
Accumulated other comprehensive income......................        (210)              (8)
                                                                --------         --------
     Total stockholders' equity.............................      87,282           25,739
                                                                --------         --------
     Total liabilities and stockholders' equity.............    $101,567         $ 41,478
                                                                ========         ========

  The accompanying notes are an integral part of these consolidated financial statements.

                      CAMINUS CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                     THREE MONTHS ENDED     NINE MONTHS ENDED
                                                       SEPTEMBER 30,          SEPTEMBER 30,
                                                     ------------------    -------------------
                                                      2000       1999        2000       1999
                                                     -------    -------    --------    -------
                                                        (UNAUDITED)            (UNAUDITED)
Revenues:
  Licenses.........................................  $ 7,045    $ 3,793    $ 15,767    $ 8,089
  Software services................................    5,397      1,673      12,482      5,679
  Strategic consulting.............................    2,275      1,817       6,195      4,758
                                                     -------    -------    --------    -------
     Total revenues................................   14,717      7,283      34,444     18,526
                                                     -------    -------    --------    -------
Cost of revenues:
  Cost of licenses.................................      289        596         786        683
  Cost of software services........................    3,308      1,065       7,085      3,245
  Cost of strategic consulting.....................      931        655       2,407      1,925
                                                     -------    -------    --------    -------
     Total cost of revenues........................    4,528      2,316      10,278      5,852
                                                     -------    -------    --------    -------
       Gross profit................................   10,189      4,967      24,166     12,673
                                                     -------    -------    --------    -------
Operating expenses:
  Sales and marketing..............................    2,769      1,429       6,984      2,523
  Research and development.........................    1,762        983       4,544      2,680
  General and administrative (excluding IPO-related
     expenses).....................................    3,073      2,524       7,558      6,177
  Amortization of intangible assets................    2,911      2,339       8,023      6,076
  IPO-related expenses.............................       --         --      12,335         --
  Acquired in-process research and development.....       --      1,000          --      1,000
                                                     -------    -------    --------    -------
     Total operating expenses......................   10,515      8,275      39,444     18,456
                                                     -------    -------    --------    -------
Loss from operations...............................     (326)    (3,308)    (15,278)    (5,783)
Other income (expense):
  Interest income (expense)........................      662        (75)      1,881       (120)
  Financing fee....................................       --         --         (89)        --
  Other income (expense), net......................        6         --           4         (7)
                                                     -------    -------    --------    -------
     Total other income (expense)..................      668        (75)      1,796       (127)
                                                     -------    -------    --------    -------
Income (loss) before provision for income taxes....      342     (3,383)    (13,482)    (5,910)
Provision for income taxes.........................      711        195       1,486        334
                                                     -------    -------    --------    -------
Net loss...........................................  $  (369)   $(3,578)   $(14,968)   $(6,244)
                                                     =======    =======    ========    =======
Basic and diluted net loss per share...............  $ (0.02)   $ (0.43)   $  (1.02)   $ (0.76)
                                                     =======    =======    ========    =======
Weighted average shares used in computing net loss
  per share........................................   15,397      8,297      14,682      8,264
                                                     =======    =======    ========    =======

  The accompanying notes are an integral part of these consolidated financial statements.

                      CAMINUS CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                               NINE MONTHS ENDED
                                                                 SEPTEMBER 30,
                                                              --------------------
                                                                2000        1999
                                                              --------    --------
                                                                  (UNAUDITED)
Cash flows from operating activities:
  Net loss..................................................  $(14,968)   $ (6,242)
  Adjustments to reconcile net loss to net cash used in
     operating activities:
     Depreciation and amortization..........................     8,678       6,400
     Acquired in-process research and development...........        --       1,000
     Deferred income taxes..................................      (335)         (4)
     Deferred costs.........................................       182          --
     Non-cash IPO-related expenses..........................     9,741          --
     Non-cash compensation expense..........................       136         112
  Changes in operating assets and liabilities, net of
     effects of acquisitions:
     Accounts receivable....................................    (7,038)     (2,201)
     Prepaid expenses and other current assets..............       871         154
     Accounts payable.......................................       302      (1,121)
     Accrued liabilities....................................       749       2,959
     Income taxes payable...................................     1,635         148
     Deferred revenue.......................................        44      (2,092)
     Other..................................................        (2)        (46)
                                                              --------    --------
Net cash used in operating activities.......................        (5)       (933)
                                                              --------    --------
Cash flows from investing activities:
  Acquisition of Nucleus Corporation........................   (13,584)         --
  Acquisition of DC Systems, Inc. net of cash acquired......      (184)     (9,919)
  Purchase of marketable securities.........................   (40,831)
  Proceeds from sale of marketable securities...............     7,817          --
  Purchase of fixed assets..................................    (2,764)       (800)
                                                              --------    --------
Net cash used in investing activities:......................   (49,546)    (10,719)
                                                              --------    --------
Cash flows from financing activities:
  Payments of obligation to affiliate.......................    (2,938)     (6,188)
  (Payments) borrowings under credit facility, net..........    (3,050)      2,000
  Payment of distribution to former shareholders of Caminus
     LLC....................................................      (452)       (290)
  Cash received for subscriptions receivable................     2,018       1,832
  Proceeds received from issuance of common stock, net......    59,028      12,339
  Cash received for stock options exercised.................     2,033          --
                                                              --------    --------
Net cash provided by financing activities...................    56,639       9,693
                                                              --------    --------
Effect of exchange rates on cash flows......................      (397)        (11)
                                                              --------    --------
Net increase (decrease) in cash and cash equivalents........     6,691      (1,970)
Cash and cash equivalents, beginning of period..............       662       2,771
                                                              --------    --------
Cash and cash equivalents, end of period....................  $  7,353    $    801
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

  Recapitalization and Sale of Common Stock

     In February 2000, the Company closed the initial public offering ("IPO") of shares of its common stock, issuing 4,088,119 shares of common stock and realizing net proceeds from the offering of approximately $59.0 million. These financial statements reflect the recapitalization on January 27, 2000 of Caminus LLC as a corporation, and the conversion of each membership interest in the limited liability company into .095238 of one share of common stock of the corporation. This transaction affects the legal form only of the entities under common control, and the proportionate ownership interests of the members pre- and post-merger were preserved.

     In connection with the IPO of the Company's common stock, Caminus recapitalized as a C Corporation and therefore commencing January 27, 2000 is no longer treated as a limited liability company for tax purposes.

  Basis of Presentation

     The unaudited consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These unaudited consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999. The unaudited consolidated financial statements included herein reflect all adjustments (which include only normal, recurring adjustments) which are, in the opinion of management, necessary to state fairly the results for the periods presented. The results for the three-month and nine-month periods ended September 30, 2000 are not necessarily indicative of the results expected for the full fiscal year.

  Principles of Consolidation

     The accompanying consolidated financial statements include the accounts of Caminus Corporation and its subsidiaries. All intercompany transactions and balances have been eliminated.

  Earnings per Share

     Basic and diluted net loss per share is computed by dividing net loss for the period by the weighted average number of shares outstanding for the period. The calculation of diluted net loss per share excludes

                      CAMINUS CORPORATION AND SUBSIDIARIES
options (1,384,072 outstanding as of September 30, 2000) to purchase shares as the effect would be antidilutive.

  Comprehensive Income

     Total comprehensive loss for the nine months ended September 30, 2000 and 1999 was as follows:

                                                               NINE MONTHS ENDED
                                                                 SEPTEMBER 30,
                                                              -------------------
                                                                2000       1999
                                                              --------    -------
                                                                (IN THOUSANDS)
Net loss....................................................  $(14,968)   $(6,244)
Unrealized gains on marketable securities...................        85         --
Cumulative translation adjustment...........................      (287)       (10)
                                                              --------    -------
Comprehensive loss..........................................  $(15,170)   $(6,254)
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

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 establishes methods of accounting for derivative financial instruments and hedging activities related to those instruments as well as other hedging activities, and is effective for fiscal years beginning after June 15, 2000, as amended by SFAS No. 138. The Company has no derivative financial instruments and thus believes the adoption of this pronouncement will have no material impact on the Company's financial position and results of operations.

2. IPO-RELATED EXPENSES

     As a result of the Company's IPO in January 2000, certain transactions occurred which resulted in significant charges in the first quarter of 2000. These transactions include the earning of shares of common stock that were contingently issuable upon an IPO to the former shareholders of Caminus Energy Limited, which resulted in a charge of approximately $7.0 million (including taxes), a payment of approximately $0.5 million for a special one-time bonus to the former shareholders of Caminus Energy Limited, payment of a $1.3 million termination fee to GFI Two LLC, a principal stockholder, to cancel its consulting and advisory agreement and the granting of shares and the forgiveness of a loan to the Company's President and Chief Executive Officer, which resulted in a charge of approximately $3.7 million.

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

                      CAMINUS CORPORATION AND SUBSIDIARIES

     The Company's marketable securities are classified as available-for-sale and are reported at fair value, with unrealized gains and losses, net of tax, recorded in stockholders' equity. Realized gains or losses and permanent declines in value, if any, on available-for-sale securities are reported in other income or expense as incurred.

     The contractual maturities of available-for-sale debt securities are as follows at September 30, 2000 (in thousands):

Due within one year.........................................  $ 9,829
Due after one year through two years........................  $21,470
                                                              -------
                                                              $31,299
                                                              =======

     At September 30, 2000, the Company recorded net unrealized gains on its marketable debt securities of approximately $85,000.

4. ACQUISITION OF NUCLEUS

     In August 2000, the Company acquired certain assets and assumed certain liabilities of Nucleus Corporation and Nucleus Energy Consulting Corporation (collectively, "Nucleus"), a provider of software solutions to the energy industry. The purchase price of $17.6 million consisted of $13.6 million in cash, the issuance of 261,334 shares of common stock with a fair value of $3.8 million and approximately $0.3 million of other direct acquisition costs. A summary of the allocation of the purchase price is as follows (in thousands):

Fair value of liabilities assumed net of assets acquired....  $      (391)
Goodwill....................................................       17,997
                                                              -----------
                                                              $    17,606
                                                              ===========

     The acquisition was accounted for under the purchase method of accounting. A fair value appraisal of the net liabilities assumed has not yet been completed. Accordingly, all of the excess of purchase price over net liabilities assumed has been attributed to goodwill. Goodwill is being amortized over a four-year period. Upon completion of the fair value appraisal, the composition of the excess of purchase price over net liabilities assumed may change.

     The following unaudited pro forma financial information presents the combined results of the Company and Nucleus as if the acquisition had occurred as of January 1, 2000 after giving effect to certain adjustments, including the amortization of goodwill and the provision of income taxes. The pro forma financial information does not necessarily reflect the results of operations that would have occurred had the acquisition occurred at January 1, 2000 or that may be obtained in the future.

                                                                 NINE MONTHS
                                                                    ENDED
                                                              SEPTEMBER 30, 2000
                                                              ------------------
Revenues....................................................       $ 41,268
                                                                   ========
Net loss....................................................       $(17,600)
                                                                   ========
Basic and diluted net loss per share........................       $  (1.18)
                                                                   ========
Weighted average number of shares outstanding...............         14,914
                                                                   ========

                      CAMINUS CORPORATION AND SUBSIDIARIES

5. SEGMENT REPORTING

     The Company has two reportable segments: software and strategic consulting. Software comprises the licensing of the Company's software products and the related implementation and maintenance services. Strategic consulting provides energy market participants with professional advice regarding where and how to compete in their respective markets. In evaluating financial performance, management uses earnings before interest and other income, income taxes, depreciation and amortization, acquired in-process research and development, IPO-related expenses and non-cash compensation expense ("Adjusted EBITDA") as the measure of a segment's profit or loss.

     The accounting policies of the reportable segments are the same as those described in Note 2 of the Company's Annual Report on Form 10-K. There are no inter-segment revenues or expenses between the two reportable segments.

     The following table illustrates the financial results of the two reportable segments:

                                                              THREE MONTHS ENDED SEPTEMBER 30,
                                                      ------------------------------------------------
                                                               2000                      1999
                                                      ----------------------    ----------------------
                                                                       (IN THOUSANDS)
                                                                  STRATEGIC                 STRATEGIC
                                                      SOFTWARE    CONSULTING    SOFTWARE    CONSULTING
                                                      --------    ----------    --------    ----------
Operating Results:
  Revenues:
     Licenses.......................................  $ 7,045       $   --      $ 3,793       $   --
     Software services..............................    5,397           --        1,673           --
     Strategic consulting...........................       --        2,275           --        1,817
                                                      -------       ------      -------       ------
       Total revenues...............................  $12,442       $2,275      $ 5,466       $1,817
                                                      =======       ======      =======       ======
Adjusted EBITDA.....................................  $ 1,926       $  968      $  (510)      $  766
Non-cash compensation expense.......................      (32)          --          (52)          --
Acquired in-process research and development........       --           --       (1,000)          --
                                                      -------       ------      -------       ------
                                                        1,894          968       (1,562)         766
Depreciation and amortization.......................   (2,638)        (550)      (1,966)        (548)
                                                      -------       ------      -------       ------
Operating income (loss).............................  $  (744)      $  418      $(3,528)      $  218
                                                      =======       ======      =======       ======

                      CAMINUS CORPORATION AND SUBSIDIARIES

                                                       NINE MONTHS ENDED SEPTEMBER 30,
                                        -------------------------------------------------------------
                                                       2000                             1999
                                        -----------------------------------    ----------------------
                                                               (IN THOUSANDS)
                                                    STRATEGIC                              STRATEGIC
                                        SOFTWARE    CONSULTING      OTHER      SOFTWARE    CONSULTING
                                        --------    ----------    ---------    --------    ----------
Operating Results:
  Revenues:
     Licenses.........................  $15,767      $    --      $     --     $ 8,089      $    --
     Software services................   12,482           --            --       5,679           --
     Strategic consulting.............       --        6,195            --          --        4,758
                                        -------      -------      --------     -------      -------
       Total revenues.................  $28,249      $ 6,195      $     --     $13,768      $ 4,758
                                        =======      =======      ========     =======      =======
Adjusted EBITDA.......................  $ 3,219      $ 2,652      $     --     $   437      $ 1,292
Acquired in-process research and
  development.........................       --           --            --      (1,000)          --
Non-cash compensation expense.........     (136)          --            --        (112)          --
IPO-related expenses..................       --           --       (12,335)         --           --
                                        -------      -------      --------     -------      -------
                                          3,083        2,652       (12,335)       (675)       1,292
Depreciation and amortization.........   (7,041)      (1,637)           --      (4,780)      (1,620)
                                        -------      -------      --------     -------      -------
Operating income (loss)...............  $(3,958)     $ 1,015      $(12,335)    $(5,455)     $  (328)
                                        =======      =======      ========     =======      =======

Other Data:

                                                             AS OF SEPTEMBER 30,
                                        -------------------------------------------------------------
                                                       2000                             1999
                                        -----------------------------------    ----------------------
                                                               (IN THOUSANDS)
Total assets..........................  $88,924      $12,643      $     --     $34,223      $ 6,646
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

6. SUPPLEMENTAL CASH FLOW INFORMATION

                                                                NINE MONTHS
                                                                   ENDED
                                                               SEPTEMBER 30,
                                                              ---------------
                                                              2000       1999
                                                              ----       ----
                                                              (IN THOUSANDS)
Cash paid for interest......................................  $27         $1

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

OVERVIEW

     We are a leading provider of software solutions and strategic consulting services to participants in energy markets throughout North America and Europe. We were organized as a limited liability company on April 29, 1998 and acquired Zai*Net Software, L.P. and Caminus Limited in May 1998, Positron Energy Consulting in November 1998, DC Systems, Inc. in July 1999 and certain assets and liabilities of both Nucleus Corporation and Nucleus Energy Consulting Corporation (collectively "Nucleus") in August 2000. Since the completion of these acquisitions, we expanded our organization by hiring personnel in key areas, particularly marketing, sales and research and development. Our full-time employees increased from 184 at December 31, 1999 to 306 at September 30, 2000, and we intend to continue to increase our number of employees throughout 2000.

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

     We follow the provisions of Statement of Position ("SOP") No. 97-2, "Software Revenue Recognition," as amended by SOP 98-9, "Modification of SOP 97-2, Software Revenue Recognition with Respect to Certain Transactions." Under SOP No. 97-2, if the license agreement does not provide for significant customization of or enhancements to the software, we recognize software license revenues when a license agreement is executed, the product has been delivered, all our significant obligations are fulfilled, the fee is fixed or determinable and collectibility is probable. Under our current standard license agreement, we generally recognize license revenues upon the execution of a license and delivery of the software. For those license agreements where customer acceptance is required and it is not probable, we recognize license revenues when the software has been accepted. For those license agreements where the licensee requires significant enhancements or customization to adapt the software to the unique specifications of the customer or the service elements of the arrangement are considered essential to the functionality of the software products, we recognize both the license revenues and services revenues using contract accounting. If acceptance of the software and related software services is probable, we use the percentage of completion method to recognize revenue for those types of license agreements, where progress towards completion is measured by comparing software services hours incurred to estimated total hours for each software license agreement. If acceptance of the software and related software services is not probable, then we use the completed contract method and recognize license revenues only when our obligations under the license agreement are completed and the software has been accepted. Anticipated issues, if any, on uncompleted contracts are recognized in the period in which such losses are determined. Accordingly, for these contracts, payments received and software license costs are deferred until our obligations under the license agreement are completed. Maintenance and support revenues associated with new product licenses and renewals are deferred and recognized ratably over the contract period. Software services revenues and strategic consulting revenues are recognized as such services are performed.

     We sell our products through our direct sales forces in North America and Europe. Our strategic relationships with third parties assist in generating sales leads and provide cooperative marketing support. In addition, our strategic consulting group not only develops its own client base but assists in generating software sales leads.

     Revenues from customers outside the United States represented approximately 48% of our total revenues for the nine months ended September 30, 2000. A significant portion of our international revenues have been derived from sales of our strategic consulting services and software products in the United Kingdom. We intend to continue to expand our international operations and commit significant management time and financial resources to developing our direct international sales channels. International revenues may not, however, increase as a percentage of total revenues.

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

     Due to our acquisitions of DC Systems, Inc. and Nucleus and the significant changes in our operations, the fluctuation of financial results, including financial data expressed as a percentage of revenues for all periods, does not necessarily provide a meaningful understanding of the expected future results of our operations.

RESULTS OF OPERATIONS

  Comparison of the Three Months Ended September 30, 2000 to the Three Months Ended September 30, 1999.

     The following table sets forth the consolidated financial information for the periods indicated as a percentage of total revenues:

                                                              THREE MONTHS ENDED
                                                                SEPTEMBER 30,
                                                              ------------------
                                                              2000          1999
                                                              -----         ----
                                                                 (UNAUDITED)
Revenues:
  Licenses..................................................    48%          52%
  Software services.........................................    37           23
  Strategic consulting......................................    15           25
                                                               ---          ---
     Total revenues.........................................   100          100
Cost of revenues:
  Cost of licenses..........................................     2            8
  Cost of software services.................................    23           15
  Cost of strategic consulting..............................     6            9
                                                               ---          ---
     Total cost of revenues.................................    31           32
                                                               ---          ---
  Gross profit..............................................    69           68
Operating expenses:
  Sales and marketing.......................................    18           20
  Research and development..................................    12           13
  General and administrative................................    21           34
  Amortization of intangible assets.........................    20           32
  Acquired IPR&D............................................    --           14
                                                               ---          ---
     Total operating expenses...............................    71          113
                                                               ---          ---
Loss from operations........................................    (2)         (45)
Other income(expense), net..................................     4           (1)
                                                               ---          ---
Income(loss) before provision for income taxes..............     2          (46)
Provision for income taxes..................................     5            3
                                                               ---          ---
Net loss....................................................    (3)%        (49)%
                                                               ===          ===

     Revenues

     LICENSES. License revenues represented 48% and 52% of the total revenues for the three months ended September 30, 2000 ("2000") and 1999 ("1999"), respectively, and increased $3.3 million, or 86%, from $3.8 million in 1999 to $7.0 million in 2000. This increase was primarily attributable to increased demand for new and additional licenses from new and existing customers, larger average transaction sizes and the acquisition of Nucleus.

     SOFTWARE SERVICES. Software services revenues represented 37% and 23% of the total revenues for 2000 and 1999, respectively, and increased by $3.7 million, or 223%, from $1.7 million in 1999 to $5.4 million in 2000. This increase, due in part to the Nucleus acquisition, was primarily attributable to the increased licensing activity described above, which resulted in increased revenues from customer implementations and maintenance contracts.

     STRATEGIC CONSULTING. Strategic consulting revenues represented 15% and 25% of the total revenues for 2000 and 1999, respectively, and increased $0.5 million, or 25%, from $1.8 million in 1999 to $2.3 million in 2000. This increase in absolute dollars was primarily attributable to an increased number of engagements, which was partially attributable to an increase in the number of our consultants.

     Cost of Revenues

     COST OF LICENSES. Cost of licenses primarily consists of the charges related to deferred contract costs for contracts acquired as part of the DC Systems acquisition which are accounted for under the completed contract method of accounting, the personnel costs for product development personnel who are billable under custom software enhancement arrangements and the software license costs associated with third-party software that is integrated into our products. Cost of licenses as a percentage of revenues was 2% and 8% for 2000 and 1999, respectively, and decreased $0.3 million, or 52%, from $0.6 million in 1999 to $0.3 million in 2000. The decrease was primarily attributable to the completion of several contracts accounted for under the completed contract method of accounting in 1999 which was not replicated in 2000.

     COST OF SOFTWARE SERVICES. Cost of software services consists primarily of personnel costs associated with providing implementations, support under maintenance contracts and training through our professional service group. Cost of software services as a percentage of revenues was 23% and 15% for 2000 and 1999, respectively, and increased $2.2 million, or 211%, from $1.1 million in 1999 to $3.3 million in 2000. This increase was primarily attributable to the increase in the number of implementations, training and technical support personnel, including former Nucleus personnel, and related recruiting expenses, to support the growth of the implementations and the installed customer base and the use of third party contractors to assist in these implementations. We plan to continue expanding our implementation and support services group and, accordingly, expect the dollar amount of our cost of software implementation and support services to increase.

     COST OF STRATEGIC CONSULTING. Cost of strategic consulting consists of personnel costs incurred in providing professional consulting services. Cost of strategic consulting as a percentage of revenues was 6% and 9% for 2000 and 1999, respectively, and increased $0.2 million, or 42%, from $0.7 million in 1999 to $0.9 million in 2000. This increase in absolute dollars was principally attributable to an increase in the number of our consultants, and related recruiting expenses, to support the growth in revenues. We plan to continue expanding our strategic consulting organization and expect these expenses to increase.

     Operating Expenses

     SALES AND MARKETING. Sales and marketing expenses consist primarily of sales and marketing personnel costs, promotional and travel expenses and commissions. Sales and marketing expenses as a percentage of revenues were 18% and 20% for 2000 and 1999, respectively, and increased $1.3 million, or 94%, from $1.4 million in 1999 to $2.8 million in 2000. This increase was primarily due to an increase in commissions due to the increase in license revenue, and increase in headcount, recruiting expenses and promotional and travel expenses associated with the hiring of additional sales and marketing personnel to support the expansion of our domestic and international sales organizations. We plan to continue expanding our sales and marketing organization and expect our sales and marketing expenses to increase.

     RESEARCH AND DEVELOPMENT. Research and development expenses consist primarily of personnel costs for product development personnel and other related direct costs associated with the development of new products, the enhancement of existing products, quality assurance and testing. Research and development expenses as a percentage of revenues were 12% and 13% for 2000 and 1999, respectively, and increased $0.8 million, or 79%, from $1.0 million in 1999 to $1.8 million in 2000. This increase in absolute dollars was primarily due to increased personnel, including former Nucleus personnel, and to other expenses associated with the development of new products and enhancements of existing products. We plan to continue expanding our research and development organization and expect our research and development expenses to increase.

     GENERAL AND ADMINISTRATIVE. General and administrative expenses consist primarily of personnel costs of executive, financial, human resource and information services personnel as well as facility costs and related office expenses, and outside professional fees. General and administrative expenses as a percentage of revenues were 21% and 34% for 2000 and 1999, respectively, and increased $0.6 million, or 22%, from $2.5 million in 1999 to $3.1 million in 2000. This increase in absolute dollars was primarily due to increased staffing, required to support our expanded operations and additional facilities to house overall growth in both the United States and internationally.

     AMORTIZATION OF INTANGIBLE ASSETS. The amortization of the intangible assets represents the amortization of goodwill, which is the excess of the purchase price over the fare value net assets acquired from the acquisitions of Zai*Net, Caminus Limited, Positron, DC Systems and Nucleus and other intangible assets. Amortization of intangibles as a percentage of revenues was 20% and 32% for 2000 and 1999, respectively, and increased $0.6 million, or 24%, from $2.3 million in 1999 to $2.9 million in 2000. The increase in absolute dollars was primarily attributable to our incurring amortization expense related to the additional intangible assets related to the acquisitions of DC Systems in July 1999 and Nucleus in August 2000.

     ACQUIRED IN-PROCESS RESEARCH AND DEVELOPMENT. Acquired in-process research and development as a percentage of revenues was 14% for 1999 and was $1.0 million. Acquired in-process research and development represents the fair value of the in-process research and development acquired during the 1999 purchase of DC Systems. In the opinion of management, the acquired in-process research and development had not yet reached technological feasibility and had no alternative future uses. Accordingly, such amount was expensed on the date of acquisition. DC Systems had one major project in progress at the time of the acquisition. This project added functionality to Plant Master, and was completed in the third quarter of this year.

     Loss From Operations

     As a result of the variances described above, operating loss decreased by $3.0 million, or 90%, from $3.3 million in 1999 to $0.3 million in 2000. Operating expenses as a percentage of revenues were 71% and 114% for 2000 and 1999, respectively.

     Adjusted EBITDA

     Earnings before interest and other income (expense), income taxes, depreciation and amortization, write-off of acquired in-process research and development, IPO-related expenses and non-cash compensation expense ("Adjusted EBITDA") as a percentage of revenues were 20% and 4% for 2000 and 1999, respectively. Adjusted EBITDA increased $2.6 million, or 1,030%, from $0.3 million in 1999 to $2.9 million in 2000.

     Interest and Other Income

     Interest and other income for 2000 primarily consisted of net interest income of $0.7 million. The interest income was primarily related to the interest earned on the resulting investments from our IPO proceeds.

     Provision for Income Taxes

     Our provision for income taxes for 1999 was $0.2 million and related primarily to foreign income taxes. If we had been a C corporation, our provision for income taxes would have decreased by $0.1 million for 1999. In January 2000, we reorganized as a C corporation. Accordingly, we pay income taxes instead of passing income through to its shareholders. We recorded a tax provision of $0.7 million for the 2000 period which primarily consists of foreign income taxes.

  Comparison of the Nine Months Ended September 30, 2000 to the Nine Months Ended September 30, 1999.

     The following table sets forth the consolidated financial information for the periods indicated as a percentage of total revenues:

                                                              NINE MONTHS ENDED
                                                                SEPTEMBER 30,
                                                              ------------------
                                                              2000          1999
                                                              ----          ----
                                                                 (UNAUDITED)
Revenues:
  Licenses..................................................   46%           44%
  Software services.........................................   36            30
  Strategic consulting......................................   18            26
                                                              ---           ---
     Total revenues.........................................  100           100
Cost of revenues:
  Cost of licenses..........................................    2             4
  Cost of software services.................................   21            18
  Cost of strategic consulting..............................    7            10
                                                              ---           ---
     Total cost of revenues.................................   30            32
                                                              ---           ---
  Gross profit..............................................   70            68
Operating expenses:
  Sales and marketing.......................................   20            14
  Research and development..................................   13            14
  General and administrative................................   22            33
  Amortization of intangible assets.........................   23            33
  IPO-related expenses......................................   36            --
  Acquired IPR&D............................................   --             5
                                                              ---           ---
     Total operating expenses...............................  114            99
                                                              ---           ---
Loss from operations........................................  (44)          (31)
Other income (expense), net.................................    5            (1)
                                                              ---           ---
Loss before provision for income taxes......................  (39)          (32)
Provision for income taxes..................................    4             2
                                                              ---           ---
Net loss....................................................  (43)%         (34)%
                                                              ===           ===

     Revenues

     LICENSES. License revenues represented 46% and 44% of the total revenues for the nine months ended September 30, 2000 ("2000") and 1999 ("1999"), respectively, and increased $7.7 million, or 95%, from $8.1 million in 1999 to $15.8 million in 2000. This increase was primarily attributable to increased demand for new and additional licenses from new and existing customers, larger average transaction sizes, the expansion of our sales force and the acquisition of Nucleus.

     SOFTWARE SERVICES. Software services revenues represented 36% and 30% of the total revenues for 2000 and 1999, respectively, and increased by $6.8 million, or 120%, from $5.7 million in 1999 to $12.5 million in 2000. This increase was primarily attributable to the increased licensing activity described above, which resulted in increased revenues from customer implementations and maintenance contracts. The greater increase in software services revenues as compared to the increase in license revenues was attributable to the timing of implementations compared to the recognition of license revenue and the increase in the customer base that has maintenance contracts. Typically, software services are provided subsequent to the recognition of the license revenues.

     STRATEGIC CONSULTING. Strategic consulting revenues represented 18% and 26% of the total revenues for 2000 and 1999, respectively, and increased $1.4 million, or 30%, from $4.8 million in 1999 to $6.2 million in 2000. This increase in absolute dollars was primarily attributable to an increased number of engagements, which was partially attributable to an increase in the number of our consultants.

     Cost of Revenues

     COST OF LICENSES. Cost of licenses as a percentage of revenues was 2% and 4% for 2000 and 1999, respectively, and increased $0.1 million, or 15%, from $0.7 million in 1999 to $0.8 million in 2000. The increase in absolute dollars was primarily attributable to the costs of product enhancements performed by Nucleus subsequent to our August 2000 acquisition of Nucleus and the increase in license revenue.

     COST OF SOFTWARE SERVICES. Cost of software services as a percentage of revenues was 21% and 18% for 2000 and 1999, respectively, and increased $3.8 million, or 118%, from $3.2 million in 1999 to $7.1 million in 2000. This increase was primarily attributable to the increase in the number of implementations, training and technical support personnel, including former DC Systems and Nucleus personnel, and related recruiting expenses, to support the growth of the implementations and the installed customer base and the use of third party contractors to assist in the implementation. We plan to continue expanding our implementation and support services group and, accordingly, we expect the dollar amount of our cost of software implementation and support services to increase.

     COST OF STRATEGIC CONSULTING. Cost of strategic consulting as a percentage of revenues was 7% and 10% for 2000 and 1999, respectively, and increased $0.5 million, or 25%, from $1.9 million in 1999 to $2.4 million in 2000. This increase in absolute dollars was principally attributable to an increase in the number of our consultants, and related recruiting expenses, to support the growth in revenues. We plan to continue expanding our strategic consulting organization and expect these expenses to increase.

     Operating Expenses

     SALES AND MARKETING. Sales and marketing expenses as a percentage of revenues were 20% and 14% for 2000 and 1999, respectively, and increased $4.5 million, or 177%, from $2.5 million in 1999 to $7.0 million in 2000. This increase was primarily due to an increase in personnel, recruiting expenses and promotional and travel expenses associated with the hiring of additional sales and marketing personnel to support the expansion of our domestic and international sales organizations. We plan to continue expanding our sales and marketing organization and expect our sales and marketing expenses to increase.

     RESEARCH AND DEVELOPMENT. Research and development expenses as a percentage of revenues were 13% and 14% for 2000 and 1999, respectively, and increased $1.9 million, or 70%, from $2.7 million in 1999 to $4.5 million in 2000. This increase in absolute dollars was primarily due to an increased hiring of personnel, including former DC Systems and Nucleus personnel, and was due to other expenses associated with the development of new products and enhancements of existing products. We plan to continue expanding our research and development organization and expect our research and development expenses to increase.

     GENERAL AND ADMINISTRATIVE. General and administrative expenses as a percentage of revenues were 22% and 33% for 2000 and 1999, respectively, and increased $1.3 million, or 23%, from $6.1 million in 1999 to $7.4 million in 2000. This increase in absolute dollars was primarily due to increased staffing required to support our expanded operations and additional facilities to house the overall growth in both the United States and internationally.

     AMORTIZATION OF INTANGIBLE ASSETS. Amortization of intangibles as a percentage of revenues was 23% and 33% for 2000 and 1999, respectively, and increased $1.9 million, or 32%, from $6.1 million in 1999 to $8.0 million in 2000. The increase in absolute dollars was primarily attributable to our incurring amortization expense related to the additional intangible assets related to the DC Systems acquisition in July 1999 and to a lesser extent the Nucleus acquisition in August 2000.

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

     ACQUIRED IN-PROCESS RESEARCH AND DEVELOPMENT. Acquired in-process research and development as a percentage of revenues was 5% for 1999 and was $1.0 million. Acquired in-process research and development represents the fair value of the in-process research and development acquired during the 1999 purchase of DC Systems. In the opinion of management, the acquired in-process research and development had not yet reached technological feasibility and had no alternative future uses. Accordingly, such amount was expensed on the date of acquisition. DC Systems had one major project in progress at the time of the acquisition. This project added functionality to Plant Master, and was completed in the third quarter of this year.

     Loss From Operations

     As a result of the variances described above, operating loss increased by $9.5 million, or 164%, from $5.8 million in 1999 to $15.3 million in 2000. Operating expenses as a percentage of revenues were 114% and 99% for 2000 and 1999, respectively.

     Adjusted EBITDA

     Earnings before interest and other income (expense), income taxes, depreciation and amortization, IPO-related expenses and non-cash compensation expense ("Adjusted EBITDA") as a percentage of revenues were 17% and 9% for both 2000 and 1999, respectively. Adjusted EBITDA increased $4.1 million, or 240%, from $1.7 million in 1999 to $5.9 million in 2000.

     Interest and Other Income

     Interest and other income for 2000 primarily consisted of net interest income of $1.9 million and a write-off of deferred financing fees of $0.1 million. The interest income was primarily related to the interest earned on the resulting investments from our IPO proceeds. The write-off of deferred financing fees related to the repayment of the outstanding balance under a credit facility which was repaid in February 2000.

     Provision for Income Taxes

     Our provision for income taxes for 1999 was $0.3 million and related primarily to foreign income taxes. If we had been a C corporation, our provision for income taxes would have been $0.5 million for 1999. In January 2000, we were reorganized as a C corporation. Accordingly, we pay income taxes instead of passing income through to its shareholders. We recorded a tax provision of $1.5 million for the 2000 period which primarily consists of foreign income taxes.

LIQUIDITY AND CAPITAL RESOURCES

     In February 2000, we closed the initial public offering of our common stock, issuing 4,088,119 shares of common stock and realizing net proceeds of $59.0 million. Prior to the offering, we had funded our operations and acquisitions primarily from the proceeds of private equity sales and borrowings under our credit facility.

     Cash and cash equivalents as of September 30, 2000 were approximately $7.4 million, an increase of approximately $6.7 million from December 31, 1999. Our cash flow used in operating activities was primarily affected by, but not limited to, cash received from customers, cash paid to compensate employees, cash paid for professional fees, cash paid for the leasing of real estate and equipment and cash paid to third party software licensors. We prepare our cash flow statement using the indirect method which reconciles net income or loss to cash used in operating activities. Therefore, the following discussion explains the significant items which impact the reconciliation of net loss to cash flow from operating activities. Net cash used in operating activities for the nine months ended September 30, 2000 was approximately $5,000. Net cash used in operating activities primarily resulted from our net loss of $15.0 million, and an increase in accounts receivable of $7.0 million. This was partially offset by non-cash IPO-related expenses of $9.7 million, depreciation and amortization of $8.7 million, increases in income taxes payable of $1.6 million, accounts payable of $0.3 million, and a decrease in prepaid expenses of $0.9 million. The increase in accounts receivable was primarily related to the increase in revenues in the third quarter of 2000 compared to the fourth quarter of 1999. The decrease in prepaid expenses was primarily related to the realization of our prepaid offering expenses upon completion of the IPO. The increase in income taxes payable was primarily attributable to our provision for income taxes.

     Our cash flow used in investing activities was primarily affected by cash paid for investments in marketable securities, acquisitions and capital expenditures. Net cash used in investing activities during the nine months ended September 30, 2000 was approximately $49.5 million and resulted from the investment (net of related sales) of $33.0 million of the net IPO proceeds in marketable securities primarily consisting of investment grade obligations of state and municipal governments and their agencies. Additionally, the cash portion of the Nucleus acquisition was $13.6 million which was paid in August 2000. Capital expenditures of $2.8 million were primarily for computer and communications equipment, purchased software, office equipment, furniture, fixtures and leasehold improvements.

     Our cash flow provided by financing activities was primarily affected by, but not limited to, net cash received from issuances of common stock, cash paid to affiliates and stockholders under contractual obligations, and repayment of borrowing under the credit facility. Net cash provided by financing activities during the nine months ended September 30, 2000 was approximately $56.6 million. During the nine months ended September 30, 2000, financing activities provided cash of approximately $59.0 million from the sale of common stock in connection with our IPO and $2.0 million from the exercise of stock options. Also, we collected subscription receivables of $2.0 million. A portion of these funds was used to repay the $3.1 million outstanding balance of our credit facility and pay the $2.9 million due to an affiliate.

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

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 establishes methods of accounting for derivative financial instruments and hedging activities related to those instruments as well as other hedging activities, and is effective for fiscal years beginning after June 15, 2000, as amended by SFAS No. 138. We have no derivative financial instruments and thus believe the adoption of this pronouncement will have no material impact on our financial position and results of operations.

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

     We must expand our direct sales operations and strategic consulting services in order to increase market awareness of our products and services and generate increased revenues. We require sales and consulting personnel with significant subject matter expertise in the energy industry. We may not be able to hire a sufficient number of sales and consulting personnel in a timely, cost-effective manner. Moreover, our strategic consulting operations are primarily based in Europe, and we may encounter significant start-up costs in connection with further developing our strategic consulting operations in the United States.

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

     - language and cultural differences

     - local economic conditions in foreign markets

WE MAY NOT BE ABLE TO INTEGRATE THE OPERATIONS FROM OUR RECENT AND FUTURE ACQUISITIONS

     As part of our business strategy, we have completed and expect to enter into additional business combinations and acquisitions, such as our August 2000 acquisition of Nucleus Corporation and Nucleus Energy Consulting Corporation.

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

OUR STOCK PRICE MAY BE VOLATILE

     Fluctuations in market price and volume are particularly common among technology companies. The market price of our common stock, which is quoted on the NASDAQ National Market, has fluctuated significantly in the past, and may fluctuate significantly in the future in response to the following factors, some of which are beyond our control:

     - variations in quarterly operating results

     - announcements, by us or our competitors, of significant contracts, acquisitions, strategic partnerships, joint ventures or capital commitments

     - additions or departures of key personnel

     - future sales of common stock

     - changes in financial estimates by securities analysts

     - loss of a major customer

     - general market conditions

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We have no derivative financial instruments in our cash and cash equivalents. We invest our cash and cash equivalents in investment-grade, debt instruments of state and municipal governments and their agencies and high quality corporate issuers, money market instruments and bank certificates of deposit. As of September 30, 2000, we invested the net proceeds from our initial public offering in similar investment-grade and highly liquid investments.

     Our earnings are affected by fluctuations in the value of its subsidiaries' functional currency as compared to the currencies of its foreign denominated sales and purchases. The results of operations of our subsidiaries, as reported in U.S. dollars, may be significantly affected by fluctuations in the value of the local currencies in which we transact business. Such amount is recorded upon the translation of the foreign subsidiaries' financial statements into U.S. dollars, and is dependent upon the various foreign exchange rates and the magnitude of the foreign subsidiaries' financial statements. At September 30, 2000, our foreign currency translation adjustment was not material and, for the three months ended September 30, 2000, net foreign currency transaction losses were insignificant. In addition to the direct effects of changes in exchange rates, which are a changed dollar value of the resulting sales and related expenses, changes in exchange rates also affect the volume of sales or the foreign currency sales price as competitors' products become more or less attractive.

     For the nine months ended September 30, 2000, approximately 48% of our revenues and 33% of our operating expenses were denominated in British pounds. Historically, the effect of fluctuations in currency exchange rates has not had a material impact on our operations. Our exposure to fluctuations in currency exchange rates will increase as we expand our international operations. We conduct our European operations in the United Kingdom and the countries of the European Union which are part of the Europe Monetary Union. There is a single currency within certain countries of the European Union, known as the euro, and one organization, the European Central Bank is responsible for setting European monetary policy. We have reviewed the impact the euro has on our business and whether this will give rise to a need for significant changes in our commercial operations or treasury management functions. Because our European transactions are primarily denominated in British pounds and as yet we have not experienced any significant impact on our European operations from the fluctuations in the exchange rate between euro and British pounds, we do not believe that the euro conversion will have any material effect on our business, financial condition or results of operations.

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

     Our net offering proceeds, after deducting the total expenses described above, were $59,027,542.

     From the effective date of the Registration Statement through September 30, 2000, we used the net proceeds from the offering as follows:

Repayment of Indebtedness...............................  $ 4,308,983
Termination Fee for Consulting Services.................  $ 1,300,000
Bonus payments..........................................  $   521,570
Earn-out Payment to Zak Associates, Inc. ...............  $   355,091
Security Deposit on New York lease......................  $ 1,800,000
Acquisition of Nucleus..................................  $13,584,000
Investments in Marketable Securities....................  $31,298,734
Cash Equivalents........................................  $ 5,859,164

     All of the above listed payments were direct or indirect payments to persons other than: directors, officers, general partners or their associates, persons owning ten percent or more of any class of our equity securities, or our affiliates, except for: (i) the termination fee for consulting services which was paid to GFI Two LLC, where our directors Lawrence D. Gilson and Richard K. Landers are President and a principal, respectively; (ii) $288,666 of the bonus payments, which was paid to Nigel L. Evans, our Senior Vice President, Director of European Operations and one of our directors, and (iii) the earn-out payment to Zak Associates, Inc., which entity is 100% owned by a partnership affiliated with our Chief Technology Officer and one of our directors, Brian J. Scanlan.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

     The following exhibits are filed as part of this report:

     The exhibits filed as part of this Quarterly Report on Form 10-Q are listed in the Exhibit Index, which Exhibit Index is incorporated by reference herein.

     (b) Reports on Form 8-K

          During the quarter ended September 30, 2000, we filed one report on Form 8-K, dated August 30, 2000. The Form 8-K was filed regarding our purchase of certain assets and liabilities of Nucleus Corporation and Nucleus Energy Consulting Corporation pursuant to Item 2 of Form 8-K. No financial statements were required to be filed at the time of the filing. No other reports on Form 8-K were filed by us during the quarter ended September 30, 2000.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 14, 2000

                                                    CAMINUS CORPORATION
                                          --------------------------------------
                                                        Registrant

                                          /s/       MARK A. HERMAN
                                          --------------------------------------
                                                 Chief Financial Officer
                                                           and
                                             Registrant's Authorized Officer

                                 EXHIBIT INDEX

Exhibit
  No.                                   Description
-------                                 -----------

2.1*+ Asset Purchase Agreement, dated as of August 30, 2000, by and among Caminus Corporation, Nucleus Corporation, Nucleus Energy Consulting Corporation, David C. Meyers and John H. Gerold.

3         Amended and Restated By-laws of Caminus Corporation.

10.1 Termination Agreement between Caminus Corporation and David M. Stoner dated August 3, 2000.

10.2+ Registration Rights Agreement, dated as of August 30, 2000, by and among Caminus Corporation, Nucleus Corporation and Nucleus Energy Consulting Corporation.

10.3+ Escrow Agreement, dated as of August 30, 2000, by and among Caminus Corporation, Nucleus Corporation, Nucleus Energy Consulting Corporation, David C. Meyers, John H. Gerold and State Street Bank and Trust Company of California N.A.

10.4 Lease Agreement between Advance Magazine Publishers Inc. and Caminus Corporation dated September 13, 2000.

27        Financial Data Schedule

--------------
* The Company hereby agrees to furnish supplementally a copy of any omitted schedules to the Asset Purchase Agreement to the Securities and Exchange Commission upon request.

+ Incorporated herein by reference to the Registrant's Current Report on Form 8-K dated September 13, 2000.