Form 10-K
period 2000-12-31
CAMINUS CORP
filed 2001-03-29
CIK 1095157

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K
   FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

(MARK ONE)
[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

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

                                825 THIRD AVENUE
                            NEW YORK, NEW YORK 10022
             (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES AND ZIP CODE)

      REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:  (212) 515-3600

       SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:  NONE

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:  COMMON STOCK, $.01
                                   PAR VALUE

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the common equity held by non-affiliates of the registrant, computed using the closing sale price of common stock on March 23, 2001, as reported on the Nasdaq National Market, was approximately $170,487,001 (affiliates included for this computation only: directors, executive officers and holders of more than 5% of the registrant's common stock).

     The number of shares outstanding of the registrant's common stock as of March 23, 2001 was 15,755,877.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Registrant's Proxy Statement for its 2001 Annual Meeting of Stockholders are being incorporated by reference into Part III of the Form 10-K.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                              CAMINUS CORPORATION
                           INDEX TO ANNUAL REPORT ON
                            FORM 10-K FILED WITH THE
                       SECURITIES AND EXCHANGE COMMISSION
                          YEAR ENDED DECEMBER 31, 2000

                               ITEMS IN FORM 10-K

            ITEM                                                                PAGE
            ----                                                                ----
PART I.       1.  Business....................................................     3
              2.  Properties..................................................    17
              3.  Legal Proceedings...........................................    17
              4.  Submission of Matters to a Vote of Security Holders.........    17
                  Executive Officers of the Registrant........................    17

PART II.      5.  Market for Registrant's Common Equity and Related
                    Stockholder Matters.......................................    18
              6.  Selected Financial Data.....................................    19
              7.  Management's Discussion and Analysis of Financial Condition
                    and Results of Operations.................................    21
             7A.  Quantitative and Qualitative Disclosures About Market
                    Risk......................................................    40
              8.  Financial Statements and Supplementary Data.................    41
              9.  Changes in and Disagreements with Accountants on Accounting
                    and Financial Disclosure..................................    41

PART III.    10.  Directors and Executive Officers of the Registrant..........    41
             11.  Executive Compensation......................................    41
             12.  Security Ownership of Certain Beneficial Owners and
                    Management................................................    41
             13.  Certain Relationships and Related Transactions..............    41

PART IV.     14.  Exhibits, Financial Statement Schedules, and Reports on Form
                    8-K.......................................................    42
SIGNATURES....................................................................    43

     This annual report contains forward-looking statements that involve risks and uncertainties. The statements contained in this report that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Without limiting the foregoing, the words "may," "will," "should," "could," "expects," "plans," "intends," "anticipates," "believes," "estimates," "predicts," "potential," "continue" and similar expressions are intended to identify forward-looking statements. All forward-looking statements included in this annual report are based on information available to us up to and including the date of this document, and we assume no obligation to update any such forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth below under "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Certain Factors that May Affect Our Business" and elsewhere in this annual report. You should also carefully review the risks outlined in other documents that we file from time to time with the Securities and Exchange Commission, including our Quarterly Reports on Form 10-Q that we will file in 2001.

     We use the following registered trademarks: Caminus(R) and Zai*Net(TM). We also use the following trademarks: Zai*Net Manager(TM), Zai*Net Risk Analytics(TM), Zai*Net Physicals(TM), Zai*Net Models(TM), PowerMarkets(TM), PowerOptions(TM), GasOptions(TM) ProjectFinance(TM), Zai*Net WeatherDelta(TM), Gas*Master(TM), Power*Master(TM) and Plant*Master(TM). This annual report also contains trademarks and registered trademarks of other companies, which are the property of those other companies.

                                     PART I

ITEM 1.  BUSINESS

OVERVIEW

     Caminus Corporation is a leading provider of software solutions and strategic consulting services to participants in energy markets throughout North America and Europe, including utilities, electrical power generating companies, energy marketers, electric power pools, gas producers, processors and pipelines. We offer a suite of software solutions and associated services to enable energy market participants to manage complex risk scenarios and effectively trade and manage energy transactions, addressing multiple types of risk and energy commodities, such as electric power, natural gas, crude oil and coal, across varied geographies. In addition, our global strategic consulting practice, which includes one of the leading consulting organizations in the European energy industry, provides energy market participants with strategic advice regarding where to compete and how to compete. Our team of subject matter experts provides strategic advice on long-term energy investment decisions, including decisions relating to the appropriate use of energy assets and the most effective operating strategies in deregulating energy markets. As of December 31, 2000, we had approximately 150 energy enterprise customers of our software solutions and strategic consulting services. Many of our customers are leaders in the energy industry, including BP Amoco, CMS Energy, Consolidated Edison, Conoco and TXU Electric and Gas. For a discussion of our two business segments, software solutions and strategic consulting, as well as geographic information about us, please see the Caminus Corporation financial statements.

INDUSTRY BACKGROUND

     The energy industry, which includes the electric power, natural gas and energy trading markets, is currently one of the largest vertical markets in the United States, with revenues of the electric power sector alone exceeding $300 billion and representing about half of the world's market for electric power. Energy market participants have historically been single, highly integrated organizations undertaking all activities of the energy value chain, from exploration and generation to distribution and end-user support. In order to introduce and stimulate competition in the energy industry, governments in the United States, the United Kingdom and continental Europe have dramatically reduced or eliminated their regulation of natural gas and electric power markets.

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

     The volatility and risk in energy markets is now a recurring front-page theme in the world's press. For example, in the summer of 1998 Midwestern U.S. wholesale electricity prices rose from $25 per megawatt hour to $2,600 per megawatt hour due to record hot weather and transmission constraints. During the summer of 1999, there were similar spikes in spot market prices for electrical power. In 2000, weather-driven increases in demand coupled with shortages of electrical power and gas exacerbated the natural market volatility of energy prices worldwide in a manner not seen since the early 1970s. Nowhere was the problem more acute than in California where wholesale energy prices increased dramatically, rolling black-outs occurred and the state's two largest utilities faced the possibility of bankruptcy. At December 31, 2000, California's crisis continued, exacerbated by an uncertain regulatory environment and increasing demand with virtually no increase in generating capacity. Both major California utilities carried large short positions in energy, which exposed them to massive price risk. While California's situation is unique in its complexity and magnitude, virtually any regional energy market in the world faces many of the same elements of volatility and risk.

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

  Few solutions exist that are specifically targeted to address the buying, selling and trading of energy in deregulating environments

     In response to deregulation in the natural gas industry in the United States, software systems have been developed to manage the physical flow and trading of natural gas. However, many of these systems are not capable of supporting the requirements of energy participants in today's deregulating energy markets because they do not adequately support electric power trading or multiple types of risk and cannot be integrated with other segments of the energy value chain. A number of existing solutions, including most internal solutions, are point solutions that are designed to address costs in the energy market but cannot conduct trades, manage risks or record and analyze the numerous market-based variables affecting multiple energy assets across different geographies. These point solutions, which may consist of little more than off-the-shelf software applications, first-generation portfolio management tools and spreadsheets, are often not integrated with the operational and analytical functions of the enterprise and may be unable to interface with other participants in the energy industry, such as the emerging energy power pools.

     In addition, energy participants have been analyzing energy assets with traditional analytical models from the financial services industry, such as the industry-standard Black-Scholes option pricing model, which may be appropriate for financial instruments but does not account for all the variables relevant to energy trading, such as volume risk. We believe that over the next several years energy market participants will increasingly require new energy trading systems in order to effectively compete in the continually changing energy marketplace.

OUR SOLUTION

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

     - THE ABILITY TO SUPPORT MULTIPLE COMMODITIES AND TYPES OF RISKS ACROSS VARIED GEOGRAPHIES. Our Zai*Net suite of integrated software products supports multiple traded energy commodities, including electric power and natural gas via various energy trading instruments. Our software includes not only United States and European gas and electric power functionality, but also specific geographic business capabilities, including functions tailored for the North Sea and Asian crude oil markets.

     We also have one of the leading strategic consulting practices in the European energy industry. Based primarily in Cambridge, England, our team of subject matter experts provides strategic advice on long-term energy investment decisions, including decisions relating to the appropriate use of energy assets and the most effective operating strategies in deregulating energy markets. Our strategic consultants are among Europe's most respected energy experts and, through their extensive consulting work with regulators, understand what deregulated market participants require to be effective competitors. In the third quarter of 2000, we opened our North American strategic consulting practice located in New York, which offers consulting services to participants in the North American energy markets similar to those offered by its European counterpart.

     Our customers seek solutions that enable them to compete globally in rapidly changing energy markets. We believe that our strong presence in North America and Europe gives us a significant advantage over our competitors and positions us for strong penetration of these and other markets. We have offices in the United States and in the United Kingdom. Our customers represent some of the world's largest energy enterprises. We are the leading consultants on energy policy to regulators in the United Kingdom, one of Europe's most deregulated energy markets.

OUR STRATEGY

     Our objective is to become the leading provider of software solutions and strategic consulting services to participants in energy markets throughout the world. Key elements of our strategy include:

     EXTEND OUR PRODUCT LEADERSHIP. We offer a sophisticated suite of software solutions for the energy industry and plan to continue to introduce new products that bring added value to energy market participants. We intend to expand our product offerings by taking advantage of the flexible structure of our existing software solutions, which allows us to integrate new product offerings easily. Leveraging the significant subject matter expertise of our strategic consultants, we continue to develop software solutions responsive to the evolving needs of our current and potential customers. For example, during 2000 we introduced our Zai*Net WeatherDelta product, which we believe significantly improves the ability of our customers to manage weather risk. We are also continuing to systematically configure our products to be Web-enabled. We have also established Web-based hosting of some of our applications to make our products available cost-effectively to smaller market participants, and improve the effectiveness of larger enterprises. We plan to invest heavily in the growth of our global development capability and hire additional product development personnel in both the United States and Europe.

     MAINTAIN AND EXPAND OUR STRATEGIC CONSULTING LEADERSHIP. Our experience and in-depth understanding of competitive energy markets has enabled our team of strategic consultants to be at the forefront of changes in the United Kingdom and continental European energy sectors. This leadership provides us with a special understanding of the needs of our energy clients. We intend to build on this leadership position by expanding our European strategic consulting services in deregulating energy markets, including Germany, Spain and Italy. Since 1998, we increased our number of strategic consultants in Europe from 23 to 50 to meet the needs of our expanding consulting services, and we are planning to increase personnel during the remainder of 2001. During 2000, we also began building strategic consulting operations in the United States.

     CONTINUE TO BUILD A GLOBAL DISTRIBUTION CHANNEL. The selling and marketing of sophisticated software solutions to address the needs of global energy markets requires a highly trained sales channel with comprehensive subject matter expertise. During 2000, we hired a significant number of experts who can bring added value to the sales and marketing process. We plan to expand the scope of our sales channel beyond the larger energy enterprises to target mid and small market participants on a global basis. We also intend to actively pursue opportunities to sell our software solutions to our installed base of strategic consulting customers as well as provide strategic consulting services to our software customers.

     EXPAND GLOBAL PRESENCE. We currently have four offices in the United States, two in the United Kingdom and in February 2001 we opened one office in Canada. As of December 31, 2000, we had 218 employees in the United States and 112 employees in Europe. We believe that our strong international presence provides us with a competitive advantage in providing solutions to energy market participants that are seeking to compete globally in rapidly changing energy markets. We intend to continue to expand in the foreseeable future to pursue market opportunities in other markets experiencing energy deregulation, particularly markets in Europe.

     DEVELOP STRATEGIC ALLIANCES. We are seeking to form relationships with leading providers of products and services that complement our software solutions. We have entered into strategic marketing arrangements with other companies, including Financial Engineering Associates. We plan to develop additional strategic relationships that will assist our sales and marketing efforts in new geographic markets.

     CONTINUE TO GROW THROUGH ACQUISITIONS. We have achieved a leadership position through acquisitions that have helped us implement our business strategy. We were formed as a limited liability company in April 1998 for the purpose of acquiring Zai*Net Software, L.P. and Caminus Limited. In November 1998, we acquired Positron Energy Consulting. In July 1999, we acquired DC Systems, Inc., a software and services company specializing in physical gas systems, and in August 2000 we acquired Nucleus Corporation and Nucleus Energy Consulting Corporation, which companies together market and service trading and scheduling software for energy providers. We have successfully integrated the operations of these companies. We plan to pursue acquisitions that continue to add to our subject matter expertise, bring us new products and services and help us aggressively grow our market share throughout the world. We currently have no commitments or agreements with respect to any acquisition. We intend to analyze potential acquisitions and pursue those opportunities that complement or supplement our business strategy.

OUR PRODUCTS AND SERVICES

  Software Products

     Our suite of software products is one of the most comprehensive in the energy industry. Branded primarily under the "Zai*Net" name, our product suite provides an integrated energy trading, risk management, scheduling and analytics system to support multiple functional areas of the energy enterprise. It also allows energy professionals to model physical assets so they can be effectively employed in conjunction with a firm's trading and marketing operations.

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

     The second box is labeled "Zai*Net Manager." Inside the box is a description of its purpose, Trading, Transaction & Risk Management and a three-column list of its functions. The first column, "Front Office", lists trade capture, position/portfolio management, and pricing & profit & loss. The second column, "Middle Office", lists Value-at-Risk, credit exposure, portfolio stress analysis, and audit trail. The third column, "Back Office" lists reporting confirmations and invoicing.

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

     - POTENTIAL CREDIT EXPOSURE ANALYSIS provides close monitoring of credit risk by capturing volatility in a credit exposure calculation to help contain potential losses.

     Zai*Net Physicals Product Group

     The Zai*Net Physicals software allows electric power and natural gas traders and schedulers as well as management and back office staff to manage physical energy scheduling operations and invoicing. The Zai*Net Physicals group consists of three major products: Gas*Master, Power*Master and Plant*Master software.

     - GAS*MASTER software supports all aspects of physical natural gas transportation, including scheduling, pipeline nominations and wellhead -- or production-level -- accounting. Gas*Master software includes the following modules:

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

     - POWER*MASTER allows users to schedule electric power across the various transmission systems and electric power markets worldwide. It includes the following modules:

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

     - PLANT*MASTER enables natural gas processing plant operators to track the physical flows of gas through the facility and to manage title and allocation throughout the process.

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

     WeatherDelta

     We launched our Zai*Net WeatherDelta software in October 2000. WeatherDelta addresses a key concern in the electric power industry -- the impact of weather on profit and loss in an energy asset portfolio. WeatherDelta is an application designed to allow energy traders to assess the value and risk of assets and obligations in the context of a complete portfolio, and to quantify the impact of weather on volume and price risk. It analyzes the impact of weather on load, generation, pricing, retail contracts and traded positions using weather-based risk assessment methods.

     Product Pricing

     We license our software for a one-time license fee, which typically consists of a base fee plus charges for optional modules and system users. The one-time license fee for base packages can range from $200,000 to $400,000 for a system with basic functionality and a small number of users. Adding additional functionality through optional modules, which are priced from $20,000 to over $100,000, and additional users can increase system license fees to a range of $500,000 to over $1 million. Customers also typically enter into an annual maintenance agreement providing them with regular software upgrades and technical support. Customers pay an annual maintenance fee that is typically equal to 20% of the customer's license fee. A majority of our customers start with a software solution providing basic functionality to a limited number of users and add functionality and users as they expand their operations.

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

     These services and the professionals that deliver them contribute to a strong relationship with our customers, enabling us to assess the future requirements of our customers and sell them additional products and services. As of December 31, 2000, our software consulting staff consisted of 82 employees located in the United States and Europe.

     Financial information about our software products and services is set forth in our consolidated financial statements at Item 14 and is incorporated herein by reference.

STRATEGIC CONSULTING SERVICES

     Based primarily in New York and Cambridge, England, our strategic consulting practice provides energy market participants and governments with strategic advice on the deregulation and restructuring of the energy industry and assists energy companies with global operations in choosing and implementing strategies to remain competitive in deregulating energy markets. Our reputation in strategic consulting is based on our experience and in-depth understanding of competitive energy markets. We have significant expertise in economics, regulation and strategy, and have been at the forefront of changes in the United Kingdom energy sector, which has one of the most deregulated natural gas and electric power markets in the world. Our knowledge and information base covers the entire energy value chain from fuel production through generation, transmission, distribution and trading, and we have a detailed understanding of competitive wholesale trading arrangements in international gas and electricity markets.

     In the third quarter of 2000, we opened our North American strategic consulting practice located in New York, which offers consulting services to participants in the North American energy markets similar to those offered by its European counterpart.

     Our strategic consulting expertise, which is billed primarily on a time and materials basis, is diverse and includes specialization in the following areas:

     ACQUISITIONS. New entrants and existing players in deregulating markets may choose to strengthen their market position through acquisitions of assets or businesses. We have significant experience in the economic evaluation of new and existing energy projects and have provided advice on more than 20 power projects in the United Kingdom, as well as a number of projects in Europe.

     QUANTITATIVE ANALYSIS. We are experts in analyzing complex issues in competitive energy markets. Our quantitative approach encompasses, among other things, the effect of changing market structures on the key price drivers. Our strategic consulting group first developed our suite of analytical models of the England and Wales energy power pool in the late 1980s to assist our clients in their negotiations with the United Kingdom government over the structure of the energy power pool. Since then, we have refined these models into our comprehensive suite of analytical Zai*Net Models that support strategic energy decisions.

     RISK MANAGEMENT. Throughout North America and Europe, competition is forcing natural gas and electric utilities to re-evaluate their strategies for managing the risks in their businesses. We offer a complete range of risk management consultancy services, independently or in conjunction with our Zai*Net software suite. We have developed electricity trading and risk management training courses for a number of United Kingdom, continental European and North American power companies. We have also run several successful electricity trading and risk management workshops at major European power conferences.

     POLICY FORMULATION. Over the years, we have worked very closely with British gas and electricity regulators to help design and establish the world's first fully competitive gas and electricity markets. We are currently lead economic advisors to the United Kingdom gas and electricity regulatory body, OFGEM, on the Reform of Electricity Trading Arrangements. We have also developed a leading advisory position on the transition to competition in other European energy markets.

     In 1998, the British government selected us as a consultant in the development of New Electricity Trading Arrangements, or NETA. We continue to advise the British government on NETA and are now providing NETA-compliant Zai*Net software to a number of the United Kingdom's major energy companies, including British Energy, Powergen, London Electricity and Yorkshire Electricity.

     Financial information about our strategic consulting services is set forth in our consolidated financial statements at Item 14 and is incorporated herein by reference.

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

  Direct Sales Model

     As of December 31, 2000, our direct sales force consisted of 33 employees selling from our United States and European offices. We have a single sales organization in each region that is responsible for selling our entire suite of products and services in that region. Each of the United States and European sales organizations is led by a highly experienced vice president with a strong background in building and leading large enterprise sales teams.

     We use a team sales approach in which professional account representatives work with pre-sales product and service experts. The account representative generates and qualifies leads, manages the sales process and is responsible for closing the sale. Most new customer sales cycles typically range from five to six months from lead generation to contract execution. Territories are assigned to account representatives on a geographic and named-account basis. Pre-sales consultants support the sales process by assessing the prospect's business needs and creating and delivering technical sales information and demonstrations. Subject matter experts from strategic consulting and product development supplement the sales team as the sales situation dictates. In addition, our strategic and software consultants work closely with the sales team to identify additional sales opportunities with existing customers. We have closely coordinated team selling between the United States and European channels on global enterprise opportunities.

  Marketing Communications

     To support our growing direct sales channel, we have devoted significant resources to building strong marketing support. Our main marketing objectives are to generate sales leads and increase the market's awareness and accurate perception of us and our products and services. These efforts are focused on industry advertising, public relations, trade shows, direct mailings, the Internet and platform participation in major industry seminars. As of December 31, 2000, we had seven marketing personnel.

STRATEGIC RELATIONSHIPS

     We continue to develop relationships, most of which are informal, with third parties that can assist us in generating sales leads and provide us with cooperative marketing support. We also have a joint marketing arrangement with Financial Engineering Associates by which we resell FEA's software as a part of our Zai*Net software.

     In August 2000, we entered into a strategic alliance with Structure Consulting Group L.L.C., a premier business and technology solution provider to the energy industry. We and Structure Consulting are jointly developing a collaborative software solution, consisting of our Zai*Net trading systems and Structure Consulting's nMarket(TM) business solution, for energy companies bidding into North American markets administered by independent systems operators, or ISOs. The combined solution will offer power trading operations in ISO-administered energy markets with straight-through interfaces to these markets. Structure Consulting is also a preferred systems implementation manager for our Zai*Net systems.

RESEARCH AND DEVELOPMENT

     A strong development capability is essential to delivering responsive products to an emerging market, continually improving the quality and functionality of our current products and enhancing our core technology. As of December 31, 2000, we had 83 employees in our research and development area. We spent approximately $1.2 million, $3.9 million and $6.6 million on research and development during the period from inception (April 29, 1998) through December 31, 1998 and the years ended December 31, 1999 and 2000, respectively.

     We believe the best way to maximize our development capability is to have small, entrepreneurial development teams, each of which is focused on a specific product group. Our teams operate under a structure that provides an "umbrella" of common strategy, plans, technology, standards, methodologies, processes and culture. Our product teams consist of product managers, programmers and documentation and quality assurance specialists, and overall development management consists of the leaders of each development team, led by the chief technology officer. The leaders ensure that the teams operate under the common umbrella and that they work closely with product marketing in a process designed to ensure that we develop products that the market requires. The team leaders manage the integration between products and coordinate overall product suite quality assurance.

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

CUSTOMERS

     Our customers include a wide range of entities in the energy market, including utilities, natural gas and electric power marketers, energy retailers, natural gas and oil producers, local distribution companies, pipelines, independent power producers, financial institutions and regulatory agencies. As of December 31, 2000, we had approximately 150 energy enterprise customers located primarily in the United States, Canada, the United Kingdom, Germany, Austria, Belgium, the Netherlands, Spain and Venezuela. Our customers include:

UTILITIES
Austin Energy (City of Austin, TX)
Bayernwerk
BC Hydro/Powerex
Carolina Power & Light
Consolidated Edison
Electrabel
Florida Power & Light
GPU Energy
Ontario Power Generation
Pennsylvania Power & Light
Preussen Elektra
Public Service Electric & Gas
TXU Electric and Gas
SEP

NATURAL GAS AND ELECTRIC POWER MARKETERS
Bord Gais
Dynegy
Eastern Electricity plc
Merchant Energy Group of the Americas
PG&E Energy Trading
Valero Refining and Marketing
AES Electric Limited

ENERGY RETAILERS
NewEnergy

FINANCIAL INSTITUTIONS
Credit Suisse First Boston
GE Capital

REGULATORY AGENCIES
OFGEM

GAS AND OIL PRODUCERS
Amerada Hess
Anadarko Petroleum
BP Amoco
Conoco
Ocean Energy/Seagull Energy
Petroleos de Venezuela S.A.
Phillips Petroleum Company
Ultramar Diamond Shamrock
Unocal Corporation

LOCAL DISTRIBUTION COMPANIES
Southwestern Energy
TXU Lone Star Gas

PIPELINES
Coastal Gas Services
Colorado Interstate Gas
El Paso Merchant Energy
Transok, Inc.

INDEPENDENT POWER PRODUCERS
AES Electric
Calpine

TRANSMISSION COMPANIES
TenneT
National Grid Company plc

     Information regarding domestic and foreign revenues is set forth in our consolidated financial statements at Item 14 and is incorporated herein by reference.

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

     - comprehensive delivery methodologies; and

     - price.

     We believe that we have a leadership position in the energy marketplace because of our international presence, our subject matter expertise and our ability to provide both software solutions and strategic consulting services to our customers. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Certain Factors That May Affect Our Business -- The market for products and services in the energy industry is competitive, and we expect competition to intensify in the future; we may not be able to compete successfully" for a description of risks relating to our competition.

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

EMPLOYEES

     As of December 31, 2000, we had 330 full-time employees, consisting of 132 employees in consulting and services, 83 employees in research and development, 55 employees in finance and administration, 40 employees in sales and marketing and 20 employees in customer support. Of such employees, 218 were located in the United States and 112 were employed in Europe. None of these employees is covered by any collective bargaining agreements, and to date, we have not experienced a work stoppage. We believe our relationship with our employees is good.

ITEM 2.  PROPERTIES

     Our principal administrative, sales, marketing, services and research and development facility occupies approximately 22,000 square feet of office space in New York, New York. The leases expire in January 2011. In addition, we lease sales, services and research and development offices in the following cities:

CITY                                                          SQUARE FOOTAGE
----                                                          --------------
Dallas, Texas...............................................       5,300
Houston, Texas (two offices)................................      19,400
London, England.............................................       6,925
Cambridge, England..........................................       6,000

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

EXECUTIVE OFFICERS OF THE REGISTRANT

     Our executive officers and their respective ages and positions as of March 23, 2001, are as follows:

      NAME             AGE                                POSITION
      ----             ---                                --------
David M. Stoner        59       President and Chief Executive Officer
Nigel L. Evans         47       Executive Vice President and Director of European Operations
Brian J. Scanlan       38       Executive Vice President and Chief Technology Officer

     DAVID M. STONER has served as our President and Chief Executive Officer since October 1998. From April 1997 to October 1998, Mr. Stoner served as President and Chief Operating Officer at SS&C Technologies, Inc., a provider of asset management software to the financial services industry. From August 1995 to October 1996, Mr. Stoner served as President and Chief Operating Officer of The Dodge Group, Inc., a software company providing PC-based general ledger systems. From December 1987 to August 1995, Mr. Stoner served as the Executive Vice President, Worldwide Operations at Marcam Corporation, an international provider of enterprise applications and services.

     NIGEL L. EVANS has served as our Executive Vice President and Director of European Operations since November 2000. From May 1998 to November 2000, Dr. Evans served as our Senior Vice President and Director of European Operations and from 1985 to May 1998, he served as Chairman and Chief Executive Officer of Caminus Limited, a European strategic consultancy acquired by us in May 1998.

     BRIAN J. SCANLAN has served as our Executive Vice President and Chief Technology Officer since November 2000. From January 1999 to November 2000, Mr. Scanlan served as our Senior Vice President and Chief Technology Officer. From May 1998 to December 1998, Mr. Scanlan served as President of Zai*Net Software, L.P. and from 1987 to May 1998 he served as President of Zai*Net Software, Inc., a software firm and our predecessor.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Our common stock has been quoted on the Nasdaq National Market under the symbol "CAMZ" since January 28, 2000. Consequently, there was no established public trading market for our common stock during the periods prior to 2000 covered by the financial statements included in this annual report.

     The following table sets forth the range of high and low sales prices for each period indicated:

                                                                   2000
                                                             ----------------
                                                              HIGH      LOW
                                                             ------    ------
First Quarter*.............................................  $33.50    $16.50
Second Quarter.............................................   29.00      7.63
Third Quarter..............................................   42.00     14.00
Fourth Quarter.............................................   46.94     14.89

---------------
* The first quarter of 2000 reflects the period from our first trading date on January 28, 2000 through March 31, 2000.

     As of March 23, 2001, we had 46 holders of record of our common stock. Because certain of these shares are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these holders of record.

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

     In connection with the offering, the estimated expenses were as follows (in thousands):

Underwriting Discounts and Commissions......................  $4,578
Other Expenses..............................................   1,804
                                                              ------
Total Expenses..............................................  $6,382
                                                              ======

     Payment of expenses were to persons other than: directors, officers, our general partners or their associates, persons owning ten percent or more of any class of our equity securities, or our affiliates.

     Our net offering proceeds, after deducting the total expenses described above, were $59,028 (in thousands).

     From the effective date of the Registration Statement through December 31, 2000, we used the net proceeds from the offering as follows (in thousands):

Repayment of Indebtedness...................................  $ 4,309
Capital Expenditures........................................    4,348
Termination Fee for Consulting Services.....................    1,300
Lease Termination Fee.......................................      186
Bonus Payments..............................................      522
Earn-out Payment to Zak Associates, Inc.....................      355
Security Deposit on New York Lease..........................    1,739
Acquisition of Nucleus......................................   13,584
Acquisition of DC Systems...................................      184
Investments in Marketable Securities........................   26,808
Cash Equivalents............................................    5,693
                                                              -------
                                                              $59,028
                                                              =======

     All of the above listed payments were direct or indirect payments to persons other than: directors, officers, general partners or their associates, persons owning ten percent or more of any class of our equity securities, or our affiliates, except for: (i) the termination fee for consulting services which was paid to GFI Two LLC, where our directors Lawrence D. Gilson and Richard K. Landers are President and a principal, respectively; (ii) $289 (in thousands) of the bonus payments, which was paid to Nigel L. Evans, our Executive Vice President, Director of European Operations and one of our directors, and (iii) the earn-out payment to Zak Associates, Inc., which entity is 100% owned by a partnership affiliated with our Chief Technology Officer and one of our directors, Brian J. Scanlan.

ITEM 6.  SELECTED FINANCIAL DATA

     The following selected consolidated financial data, which includes data of our predecessor, Zai*Net Software, Inc., should be read together with the consolidated financial statements and related notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

     In the following table, "Adjusted EBITDA" is defined as earnings before interest and other income, income taxes, depreciation, amortization, acquired in-process research and development, non-cash compensation expense, IPO-related expenses and loss on office relocation. EBITDA is a non-GAAP measure commonly used by investors and analysts to analyze companies on the basis of operating performance, leverage and liquidity. We present Adjusted EBITDA, which is also a non-GAAP measure, to enhance the understanding of our operating results. We believe Adjusted EBITDA is an indicator of our operating profitability since it excludes items which are not directly attributable to our ongoing business operations. However, Adjusted EBITDA relies upon management's judgment to determine which items are directly attributable to our ongoing business operations and as such is subjective in nature. Neither EBITDA nor Adjusted EBITDA should be construed as an alternative to net income as an indicator of a company's operating performance or as an alternative to cash flow from operations as a measure of a company's liquidity. For information about cash flows or results of operations in accordance with generally accepted accounting principles, please see the audited consolidated financial statements included elsewhere in this annual report.

                                                                         ZAI*NET
                                                                      (PREDECESSOR)
                                                              -----------------------------
                                                                                    FOUR
                                                                 YEAR ENDED        MONTHS
                                                                DECEMBER 31,        ENDED
                                                              ----------------    APRIL 30,
                                                               1996      1997       1998
                                                              ------    ------    ---------
                                                                     (IN THOUSANDS)
STATEMENT OF OPERATIONS DATA:
Revenues:
  Licenses..................................................  $1,291    $1,521     $1,495
  Software services.........................................   1,430     2,668      1,335
                                                              ------    ------     ------
     Total revenues.........................................   2,721     4,189      2,830
                                                              ------    ------     ------
Gross profit................................................   1,722     2,858      2,095
Operating expenses..........................................   1,619     2,862      1,659
                                                              ------    ------     ------
Operating income (loss).....................................     103        (4)       436
Other income (expense), net.................................      (2)       17          8
Provision for income taxes..................................      --        --         24
                                                              ------    ------     ------
Net income..................................................  $  101    $   13     $  420
                                                              ======    ======     ======

OTHER DATA:
Cash provided by operating activities.......................  $  131    $  401     $1,054
Cash used in investing activities...........................    (100)     (206)      (100)
Cash provided by (used in) financing activities.............      54      (290)        (3)
Adjusted EBITDA.............................................     204       119        482

                                                                DECEMBER 31,
                                                              ----------------
                                                               1996      1997
                                                              ------    ------
                                                               (IN THOUSANDS)
BALANCE SHEET DATA:
Cash and cash equivalents...................................  $  242    $  147
Total assets................................................   1,275     2,193
Long-term debt..............................................       3        --
Stockholders' equity........................................     221       234

                                                                         CAMINUS
                                                         ----------------------------------------
                                                            INCEPTION
                                                         (APRIL 29, 1998)         YEAR ENDED
                                                             THROUGH             DECEMBER 31,
                                                           DECEMBER 31,      --------------------
                                                               1998            1999        2000
                                                         ----------------    --------    --------
                                                          (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
Revenues:
  Licenses.............................................      $  3,639        $ 12,538    $ 24,573
  Software services....................................         3,091           7,816      18,576
  Strategic consulting.................................         2,896           6,556       8,565
                                                             --------        --------    --------
     Total revenues....................................         9,626          26,910      51,714
                                                             --------        --------    --------
Gross profit...........................................         4,941          18,523      36,395
Operating expenses.....................................        15,074          26,259      51,854
                                                             --------        --------    --------
Operating loss.........................................       (10,133)         (7,736)    (15,459)
Other income (expense), net............................            97            (228)      2,258
Provision for income taxes.............................            36             646       2,315
Minority interest......................................          (299)             --          --
                                                             --------        --------    --------
Net loss...............................................      $(10,371)       $ (8,610)   $(15,516)
                                                             ========        ========    ========
Basic and diluted net loss per share...................      $  (1.41)       $  (1.01)   $  (1.04)
Weighted average common shares -- basic and diluted....         7,361           8,514      14,925

OTHER DATA:
Cash provided by (used in) operating activities........      $    952        $ (1,922)   $  4,095
Cash used in investing activities......................       (10,893)        (11,128)    (44,795)
Cash provided by financing activities..................        12,700          10,953      57,145
Adjusted EBITDA........................................           356           3,275      10,279

                                                                       DECEMBER 31,
                                                         ----------------------------------------
                                                               1998            1999        2000
                                                         ----------------    --------    --------
                                                                      (IN THOUSANDS)
BALANCE SHEET DATA:
Cash and cash equivalents..............................      $  2,771        $    662    $ 16,883
Total assets...........................................        31,069          41,478     104,045
Borrowings under credit facility.......................            --           3,050          --
Stockholders' equity...................................        17,160          25,739      87,791

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

OVERVIEW

     We are a leading provider of software solutions and strategic consulting services to participants in energy markets throughout North America and Europe. We were organized as a limited liability company on April 29, 1998 and acquired Zai*Net Software, L.P. and Caminus Energy Limited in May 1998, Positron Energy Consulting in November 1998, DC Systems, Inc. in July 1999 and certain assets and liabilities of both Nucleus Corporation and Nucleus Energy Consulting Corporation, which we refer to in this annual report as "Nucleus," in August 2000. Since the completion of these acquisitions, we expanded our organization by hiring personnel in key areas, particularly marketing, sales and research and development. Our full-time employees increased from 116 at December 31, 1998 to 184 at December 31, 1999 to 330 at December 31, 2000, and we intend to continue to increase our number of employees throughout 2001.

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

     We follow the provisions of Statement of Position No. 97-2, "Software Revenue Recognition," as amended by SOP 98-9, "Modification of SOP 97-2, Software Revenue Recognition with Respect to Certain Transactions." Under SOP No. 97-2, if the license agreement does not provide for significant customization of or enhancements to the software, we recognize license revenues when a license is executed, the product has been delivered, all significant company obligations are fulfilled, the fee is fixed or determinable and collectibility is probable. For those license agreements where customer acceptance is required and it is not probable, we recognize license revenues when the software has been accepted. For those license agreements where the licensee requires significant enhancements or customization to adapt the software to the unique specifications of the customer or the service elements of the arrangement are considered essential to the functionality of the software products, we recognize both the license revenues and service revenues using contract accounting. If acceptance of the software and related software services is probable, we use the percentage of completion method to recognize revenue for those types of license agreements, where progress towards completion is measured by comparing software services hours incurred to estimated total hours for each software license agreement. If acceptance of the software and related software services is not probable, then we use the completed contract method and recognize license revenues only when our obligations under the license agreement are completed and the software has been accepted. Accordingly, for these contracts, payments received and software license costs are deferred until our obligations under the license agreement are completed. Anticipated losses, if any, on uncompleted contracts are recognized in the period in which such losses are determined. Prior to 2000, there were no circumstances where the percentage of completion method of contract accounting was required to be applied. Maintenance and support revenues associated with new product licenses and renewals are deferred and recognized ratably over the contract period. Software services revenues, where the services do not significantly modify the licensed products and are not essential to their functionality and payment obligations for the licensed products are not dependent upon the performance of the services, and strategic consulting revenues are typically billed on a time and materials basis and are recognized as such services are performed.

     We sell our products through our direct sales forces in North America and Europe. Our strategic relationships with third parties assist in generating sales leads and provide cooperative marketing support. In addition, our strategic consulting group not only develops its own client base but assists in generating software sales leads.

     Our results of operations may experience seasonal fluctuations as customers and potential customers in our industry face budgetary pressures to invest in energy software before year end. Accordingly, we may tend to report greater than expected revenues during the fourth quarter of the year and less than expected revenues during the first quarter.

     Revenues from customers outside the United States represented 41% and 46% of our total revenues for the years ended December 31, 2000 and 1999. A significant portion of our international revenues have been derived from sales of our strategic consulting services and software products in the United Kingdom. We intend to continue to expand our international operations and commit significant management time and financial resources to developing our direct international sales channels. International revenues may not, however, increase as a percentage of total revenues.

     We were formed as a limited liability company in April 1998. Accordingly, until our initial public offering in January 2000, we were not subject to federal and state income taxes, except for certain New York income taxes on limited liability companies. During January 2000, the limited liability company merged with and into Caminus Corporation, a Delaware Corporation formed in September 1999. The adjustments to the income tax provision reflect the additional tax provision we would have recorded had we been a C Corporation for the periods presented.

     Due to our acquisitions of DC Systems, Inc. and Nucleus and the significant changes in our operations, the fluctuation of financial results, including financial data expressed as a percentage of revenues for all periods, does not necessarily provide a meaningful understanding of the expected future results of our operations.

RESULTS OF OPERATIONS

  Comparison of the Year Ended December 31, 2000 to the Year Ended December 31, 1999

     The following table sets forth the consolidated financial information expressed as a percentage of revenues for the years ended December 31, 2000 and 1999. The consolidated financial information for the periods presented are derived from the audited consolidated financial statements included elsewhere in this annual report. The discussion below outlines trends in the business.

                                                               YEAR ENDED
                                                              DECEMBER 31,
                                                              ------------
                                                              2000    1999
                                                              ----    ----
Revenues:
  Licenses..................................................   48%     47%
  Software services.........................................   36      29
  Strategic consulting......................................   16      24
                                                              ---     ---
          Total revenues....................................  100     100
Cost of revenues:
  Cost of licenses..........................................    2       3
  Cost of software services.................................   21      17
  Cost of strategic consulting..............................    7      11
                                                              ---     ---
          Gross profit......................................   70      69

                                                               YEAR ENDED
                                                              DECEMBER 31,
                                                              ------------
                                                              2000    1999
                                                              ----    ----
Operating expenses:
  Sales and marketing.......................................   19      15
  Research and development..................................   13      15
  General and administrative................................   21      32
  Acquired in-process research and development..............   --       4
  Amortization of intangible assets.........................   22      32
  IPO-related expenses......................................   24      --
  Loss on office relocation.................................    1      --
                                                              ---     ---
          Total operating expenses..........................  100      98
                                                              ---     ---
Loss from operations........................................  (30)    (29)
Other income (expense)......................................    4      (1)
Provision for income taxes..................................    4       2
                                                              ---     ---
Net loss....................................................  (30)%   (32)%
                                                              ===     ===

     Revenues

     Licenses. License revenues represented 48% and 47% of the total revenues for 2000 and 1999, respectively, and increased $12.0 million, or 96%, from $12.5 million in 1999 to $24.6 million in 2000. This increase was primarily attributable to increased demand for new and additional software licenses from new and existing customers, larger transaction sizes and the expansion of our domestic and international sales personnel.

     Software services. Software services revenues represented 36% and 29% of the total revenues for 2000 and 1999, respectively, and increased by $10.8 million, or 138%, from $7.8 million in 1999 to $18.6 million in 2000. This increase was primarily attributable to the increased licensing activity described above, which resulted in increased revenues from customer implementations and maintenance contracts. The greater percentage increase in software services revenues as compared to the increase in license revenues was primarily attributable to the increase in the customer base that has maintenance contracts. Typically, software services, including implementation and support services, are provided subsequent to the recognition of the license revenues.

     Strategic consulting. Strategic consulting revenues represented 16% and 24% of the total revenues for 2000 and 1999, respectively, and increased $2.0 million, or 31%, from $6.6 million in 1999 to $8.6 million in 2000 and are primarily derived from the Caminus Limited subsidiary acquired in May 1998. The increase in absolute dollars was attributable to an increased number of engagements, which was partially attributable to an increase in the number of our consultants.

     Cost of Revenues

     Cost of licenses. Cost of licenses primarily consists of the personnel costs associated with completing product enhancements and the software license costs associated with third-party software that is integrated into our products. Cost of licenses as a percentage of license revenues was 4% and 6% for 2000 and 1999, respectively, and increased $0.2 million, or 27%, from $0.8 million in 1999 to $1.0 million in 2000. The increase in absolute dollars was primarily attributable to the costs of product enhancements performed by Nucleus subsequent to our August 2000 acquisition of Nucleus and the increase in license revenues.

     Cost of software services. Cost of software services consists primarily of personnel costs associated with providing implementations, support under maintenance contracts and training through our professional service group. Cost of software services as a percentage of software services revenues was 58% and 60% for 2000 and 1999, respectively, and increased $6.0 million, or 128%, from $4.7 million in 1999 to $10.7 million in 2000. This increase in absolute dollars was primarily attributable to the increase in the number of implementations, training and technical support personnel, including former DC Systems and Nucleus personnel, and related recruiting expenses, to support the growth of the implementations and the installed customer base. We plan to continue expanding our implementation and support services group and, accordingly, expect the dollar amount of our cost of software implementation and support services to increase.

     Cost of strategic consulting. Cost of strategic consulting consists of personnel costs incurred in providing professional consulting services. Cost of strategic consulting as a percentage of strategic consulting revenues was 43% and 45% for 2000 and 1999, respectively, and increased $0.7 million, or 24%, from $2.9 million in 1999 to $3.6 million in 2000. This increase in absolute dollars was principally attributable to an increase in the number of our consultants, including the formation of our strategic consulting practice in the United States, and related recruiting expenses, to support the growth in revenues. We plan to continue expanding our strategic consulting organization and expect these expenses to increase.

     Operating Expenses

     Sales and marketing. Sales and marketing expenses consist primarily of sales and marketing personnel costs, promotional and travel expenses and commissions. Sales and marketing expenses as a percentage of revenues were 19% and 15% for 2000 and 1999, respectively, and increased $5.7 million, or 139%, from $4.1 million in 1999 to $9.8 million in 2000. This increase was primarily due to an increase in headcount, recruiting expenses and promotional and travel expenses associated with the hiring of additional sales and marketing personnel to support the expansion of our domestic and international sales organizations. We plan to continue expanding our sales and marketing organization and expect our sales and marketing expenses to increase.

     Research and development. Research and development expenses consist primarily of personnel costs for product development personnel and other related direct costs associated with the development of new products, the enhancement of existing products, quality assurance and testing. Research and development expenses as a percentage of revenues were 13% and 15% for 2000 and 1999, respectively, and increased $2.7 million, or 68%, from $3.9 million in 1999 to $6.6 million in 2000. This increase in absolute dollars was primarily due to an increased hiring of personnel and to other expenses associated with the development of new products and enhancements of existing products. We plan to continue expanding our research and development organization and expect our research and development expenses to increase.

     General and administrative. General and administrative expenses consist primarily of personnel costs of executive, financial, human resource and information services personnel as well as facility costs and related office expenses, management fees and outside professional fees. General and administrative expenses as a percentage of revenues were 21% and 32% for 2000 and 1999, respectively, and increased $2.2 million, or 25%, from $8.7 million in 1999 to $10.9 million in 2000. This increase in absolute dollars was primarily due to increased staffing required to support our expanded operations in the United States and internationally.

     Acquired in-process research and development. Acquired in-process research and development as a percentage of revenues was 4% for 1999, or $1.0 million. Acquired in-process research and development represents the fair value of the in-process research and development acquired during the 1999 purchase of DC Systems. In the opinion of management, the acquired in-process research and development had not yet reached technological feasibility and had no alternative future uses. Accordingly, such amount was expensed on the date of acquisition. DC Systems had one major project in progress at the time of the acquisition. This project added functionality to Plant*Master, and was completed in the third quarter of 2000.

     Amortization of intangible assets. The amortization of the intangible assets represents the amortization of goodwill, which is the excess of the purchase price over the net assets acquired from the acquisitions of Zai*Net, Caminus Limited, Positron, DC Systems and Nucleus, and other intangible assets. Amortization of intangibles as a percentage of revenues was 22% and 32% for 2000 and 1999, respectively, and increased $3.2 million, or 37%, from $8.6 million in 1999 to $11.7 million in 2000. The increase in absolute dollars was primarily attributable to our incurring amortization expense related to the Nucleus acquisition in the 2000 period and a full year of amortization related to the DC Systems acquisition.

     IPO-related expenses. As a result of our initial public offering in January 2000, certain transactions occurred which resulted in significant charges in the first quarter of 2000. These transactions included the earning of an option granted to the former shareholders of Caminus Energy Limited, which resulted in a charge of approximately $7.0 million including taxes, a payment of approximately $0.5 million for a special one-time bonus to the former shareholders of Caminus Energy Limited, a payment of $1.3 million for a termination fee to GFI Two LLC, a principal stockholder, to cancel its consulting and advisory agreement and the granting of shares and the forgiveness of a loan to our President and Chief Executive Officer, which resulted in a charge of approximately $3.6 million.

     Loss on Office Relocation

     The loss on office relocation primarily represents the cost of disposing of the furniture and leasehold improvements from our old corporate headquarters, net of the proceeds received from the sale. Total loss on office relocation as a percentage of 2000 revenues was 1% and totaled $0.5 million.

     Loss From Operations

     As a result of the variances described above, operating loss increased by $7.7 million, or 100%, from $7.7 million in 1999 to $15.5 million in 2000. Operating expenses as a percentage of revenues was 100% and 98% for 2000 and 1999, respectively.

     Adjusted EBITDA

     Earnings before interest and other income (expense), income taxes, depreciation and amortization, non-cash compensation expense, IPO-related expenses and loss on office relocation expense, or Adjusted EBITDA, as a percentage of revenues were 20% and 12% for 2000 and 1999, respectively. Adjusted EBITDA increased $7.0 million, or 212%, from $3.3 million in 1999 to $10.3 million in 2000.

     Interest and Other Income

     Interest and other income for 2000 primarily consisted of net interest income of $2.3 million. The interest income was primarily related to the interest earned on the resulting investments from our IPO proceeds.

     Provision for Income Taxes

     Our provision for income taxes for 1999 was $0.6 million and related primarily to foreign income taxes. If we had been a C Corporation, our provision for income taxes would have been $0.5 million for 1999. In January 2000, we were reorganized as a C Corporation. Accordingly, in 2000 we pay income taxes instead of passing income through to our shareholders. We recorded a tax provision of $2.3 million for the 2000 period which primarily consists of foreign income taxes.

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

                                                                                 INCEPTION
                                                                              (APRIL 29, 1998)
                                                               YEAR ENDED         THROUGH
                                                              DECEMBER 31,      DECEMBER 31,
                                                                  1999              1998
                                                              ------------    ----------------
Revenues:
  Licenses..................................................       47%                38%
  Software services.........................................       29                 32
  Strategic consulting......................................       24                 30
                                                                  ---               ----
          Total revenues....................................      100                100
Cost of revenues:
  Cost of licenses..........................................        3                  2
  Cost of software services.................................       17                 24
  Cost of strategic consulting..............................       11                 23
                                                                  ---               ----
          Gross profit......................................       69                 51
Operating expenses:
  Sales and marketing.......................................       15                  5
  Research and development..................................       15                 12
  General and administrative................................       32                 33
  Acquired in-process research and development..............        4                 50
  Amortization of intangible assets.........................       32                 57
                                                                  ---               ----
Total operating expenses....................................       98                157
                                                                  ---               ----
Loss from operations........................................      (29)              (106)
Other income (expense)......................................       (1)                 1
Provision for income taxes..................................        2                 --
Minority interest...........................................       --                 (3)
                                                                  ---               ----
Net loss....................................................      (32)%             (108)%
                                                                  ===               ====

     Revenues

     Licenses. License revenues represented 47% and 38% of the total revenues for the 1999 and 1998 periods, respectively, and increased $8.9 million, or 245%, from $3.6 million in the 1998 period to $12.5 million in 1999. This increase was primarily attributable to increased demand for new and additional software licenses from new and existing customers, larger transaction sizes and the expansion of our domestic and international sales personnel.

     Software services. Software services revenues represented 29% and 32% of the total revenues for the 1999 and 1998 periods, respectively, and increased by $4.7 million, or 153%, from $3.1 million in the 1998 period to $7.8 million in 1999. This increase was primarily attributable to the increased licensing activity described above, which resulted in increased revenues from customer implementations and maintenance contracts. The greater increase in license revenues as compared to the increase in software services revenues was attributable to the increase in sales of licenses whereby the revenues were recognized upon the execution of the license agreement and delivery of the software to the client. Typically, software services are provided subsequent to the recognition of the license revenues.

     Strategic consulting. Strategic consulting revenues represented 24% and 30% of the total revenues for the 1999 and 1998 periods, respectively, and increased $3.7 million, or 126%, from $2.9 million in the 1998 period to $6.6 million in 1999 and are derived from the Caminus Limited subsidiary acquired in May 1998. This increase was primarily attributable to an increased number of engagements, which was partially attributable to an increase in the number of our consultants.

     Cost of Revenues

     Cost of licenses. Cost of licenses as a percentage of revenues was 3% and 2% for the 1999 and 1998 periods, respectively, and increased $0.6 million, or 294%, from $0.2 million in the 1998 period to $0.8 million in 1999. The increase was primarily attributable to the costs of product enhancements performed by DC Systems subsequent to our July 1999 acquisition of DC Systems.

     Cost of software services. Cost of software services as a percentage of revenues was 17% and 24% for the 1999 and 1998 periods, respectively, and increased $2.4 million, or 106%, from $2.3 million in the 1998 period to $4.7 million in 1999. This increase was primarily attributable to the increase in the number of implementations, training and technical support personnel, and related recruiting expenses, to support the growth of the implementations and the installed customer base. During 1999, we established a dedicated customer support desk, which also required additional personnel.

     Cost of strategic consulting. Cost of strategic consulting as a percentage of revenues was 11% and 23% for the 1999 and 1998 periods, respectively, and increased $0.7 million, or 32%, from $2.2 million in the 1998 period to $2.9 million in 1999. This increase was principally attributable to an increase in the number of our consultants, and related recruiting expenses, to support the growth in revenues.

     Operating Expenses

     Sales and marketing. Sales and marketing expenses as a percentage of revenues were 15% and 5% for the 1999 and 1998 periods, respectively, and increased $3.6 million, or 773%, from $0.5 million in the 1998 period to $4.1 million in 1999. This increase was primarily due to an increase in headcount, recruiting expenses and promotional and travel expenses associated with the hiring of additional sales and marketing personnel to support the expansion of our domestic and international sales organizations.

     Research and development. Research and development expenses as a percentage of revenues were 15% and 12% for the 1999 and 1998 periods, respectively, and increased $2.8 million, or 241%, from $1.2 million in the 1998 period to $3.9 million in 1999. This increase was primarily due to an increased hiring of personnel and to other expenses associated with the development of new products and enhancements of existing products.

     General and administrative. General and administrative expenses as a percentage of revenues were 32% and 33% for the 1999 and 1998 periods, respectively, and increased $5.5 million, or 177%, from $3.1 million in the 1998 period to $8.7 million in 1999. This increase was primarily due to increased staffing required to support our expanded operations in the United States and internationally and, to a lesser extent, increased costs of outside professional services and management fees.

     Acquired in-process research and development. Acquired in-process research and development as a percentage of revenues was 4% and 50% for the 1999 and 1998 periods, respectively, and was $4.8 million in the 1998 period and $1.0 million in 1999. Acquired in-process research and development represents the fair value of the in-process research and development acquired during the 1998 purchase of Zai*Net and the 1999 purchase of DC Systems, respectively. In the opinion of management, the acquired in-process research and development had not yet reached technological feasibility and had no alternative future uses. Accordingly, such amount was expensed on the date of acquisition. Zai*Net had two major projects in progress at the time of the acquisition: power trading and scheduling; and gas trading and scheduling. Development of power trading and scheduling proceeded as anticipated in our year end appraisal and began generating revenues in 1999 consistent with our appraisal. Gas trading and scheduling projects were more complex than anticipated. Therefore, we revised the original estimated completion date of April 1999 to mid-1999 and further revised this estimate in conjunction with the DC Systems acquisition in July 1999. In conjunction with the acquisition of DC Systems, we postponed this project in order to evaluate comparable products of DC Systems. This project was abandoned in 2000. DC Systems had one major project in progress at the time of the acquisition. This project added functionality to Plant*Master, which was completed in 2000. We believe there have been no significant changes to these estimates as of December 31, 1999. See note 4 of the Caminus Corporation financial statements for a discussion of the calculation of acquired in-process research and development.

     Amortization of intangible assets. The amortization of the intangible assets represents the amortization of goodwill, which is the excess of the purchase price over the net assets acquired from the acquisitions of Zai*Net, Caminus Limited, Positron and DC Systems, and other intangible assets. Amortization of intangibles as a percentage of revenues was 32% and 57% for the 1999 and 1998 periods, respectively, and increased $3.1 million, or 56%, from $5.5 million in the 1998 period to $8.6 million in 1999. The increase was primarily attributable to our incurring amortization expense related to the 1998 acquisitions for a full year versus eight months in the 1998 period, and the additional amortization expense related to the DC Systems acquisition in the 1999 period.

     Loss From Operations

     As a result of the variances described above, operating loss decreased by $2.4 million, or 24%, from $10.1 million in the 1998 period to $7.7 million in 1999. Operating expenses as a percentage of revenues were 157% and 98% for the 1998 and 1999 periods, respectively.

     Adjusted EBITDA

     Adjusted EBITDA as a percentage of revenues was 12% and 4% for the 1999 and 1998 periods, respectively. Adjusted EBITDA increased $2.9 million, or 827%, from $0.4 million in the 1998 period to $3.3 million in 1999.

     Provision for Income Taxes

     Our provision for income taxes for 1999 was $0.6 million and related primarily to foreign income taxes. Our provision for income taxes for the 1998 period related to state and local taxes and was not significant. If we had been a C Corporation, our provision for income taxes would have been $0.2 million each for the 1998 and 1999 periods.

     Minority Interest

     Minority interest represents the earnings attributable to the 29% of Zai*Net that we did not own during the 1998 period.

SELECTED QUARTERLY RESULTS OF OPERATIONS

     The following tables represent certain unaudited consolidated statement of operations information for each quarter in the years ended December 31, 2000 and 1999, as well as such information expressed as a percentage of total revenues for the periods indicated. The information was derived from unaudited financial statements and has been prepared on the same basis as our audited consolidated financial statements and, in the opinion of management, includes all adjustments, which consist of normal recurring adjustments, that we consider necessary for the fair presentation of such information when read in conjunction with our audited consolidated financial statements and notes thereto, appearing elsewhere in this annual report. Due to the acquisitions and the significant changes in our operations, the comparison of fluctuations for these time periods would not provide a meaningful understanding of our on-going operations. We believe quarter-to-quarter comparisons of financial results should not be relied upon as an indication of future performance, and operating results may fluctuate from quarter to quarter in the future. See "Certain Factors That May Affect Our Business" and the financial statements contained elsewhere in this annual report. We expect our results of operations will fluctuate and the price of our common stock could fall if quarterly results are lower than the expectation of securities analysts.

     From the date of our formation as a limited liability company through December 31, 1999, we were not subject to federal and state income taxes, except for certain New York income taxes on limited liability companies. The amounts in the line item of the statement of operations and other data table below titled "Proforma net income (loss)" reflect the additional tax provision that we would have recorded had we been a C Corporation for the periods presented.

                                                                        QUARTER ENDED
                                                     ---------------------------------------------------
                                                     MARCH 31,   JUNE 30,   SEPTEMBER 30,   DECEMBER 31,
                                                       2000        2000         2000            2000
                                                     ---------   --------   -------------   ------------
                                                                         (UNAUDITED)
                                                            (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
Revenues:
  Licenses.........................................  $  4,073    $ 4,649       $ 7,045        $ 8,806
  Software services................................     2,710      4,375         5,397          6,094
  Strategic consulting.............................     1,737      2,183         2,275          2,370
                                                     --------    -------       -------        -------
          Total revenues...........................     8,520     11,207        14,717         17,270
                                                     --------    -------       -------        -------
Gross profit.......................................     5,672      8,305        10,189         12,229
Operating expenses.................................    20,077      8,852        10,515         12,410
                                                     --------    -------       -------        -------
Operating loss.....................................   (14,405)      (547)         (326)          (181)
Other income, net..................................       413        715           668            462
Provision for income taxes.........................        21        754           711            829
                                                     --------    -------       -------        -------
Net loss...........................................  $(14,013)   $  (586)      $  (369)       $  (548)
                                                     ========    =======       =======        =======
Basic and diluted net loss per common share........  $  (1.05)   $ (0.04)      $ (0.02)       $ (0.03)
Weighted average shares -- basic and diluted.......    13,380     15,261        15,397         15,660

                                                                         QUARTER ENDED
                                                      ---------------------------------------------------
                                                      MARCH 31,   JUNE 30,   SEPTEMBER 30,   DECEMBER 31,
                                                        2000        2000         2000            2000
                                                      ---------   --------   -------------   ------------
                                                                          (UNAUDITED)
STATEMENT OF OPERATIONS DATA:
Revenues:
  Licenses..........................................      48%        41%           48%            51%
  Software services.................................      32         39            37             35
  Strategic consulting..............................      20         20            15             14
                                                        ----        ---           ---            ---
          Total revenues............................     100        100           100            100
                                                        ----        ---           ---            ---
Gross profit........................................      67         74            69             71
Operating expenses..................................     236         79            71             72
                                                        ----        ---           ---            ---
Operating loss......................................    (169)        (5)           (3)            (1)
Other income, net...................................       5          6             5              3
Provision for income taxes..........................      --          7             5              5
                                                        ----        ---           ---            ---
Net loss............................................    (164)%       (5)%          (3)%           (3)%
                                                        ====        ===           ===            ===

                                                                        QUARTER ENDED
                                               ---------------------------------------------------------------
                                                MARCH 31,     JUNE 30,      SEPTEMBER 30,       DECEMBER 31,
                                                  1999          1999            1999                1999
                                               -----------    --------    -----------------   ----------------
                                                                         (UNAUDITED)
                                                            (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
Revenues:
  Licenses.................................      $ 1,777      $ 2,519          $ 3,793            $ 4,449
  Software services........................        1,949        2,057            1,673              2,137
  Strategic consulting.....................        1,510        1,431            1,817              1,798
                                                 -------      -------          -------            -------
          Total revenues...................        5,236        6,007            7,283              8,384
                                                 -------      -------          -------            -------
Gross profit...............................        3,655        4,053            4,967              5,848
Operating expenses.........................        4,810        5,371            8,275              7,803
                                                 -------      -------          -------            -------
Operating loss.............................       (1,155)      (1,318)          (3,308)            (1,955)
Other income (expense), net................            3          (55)             (75)              (101)
Provision for income taxes.................           73           66              195                312
                                                 -------      -------          -------            -------
Net loss...................................      $(1,225)     $(1,439)         $(3,578)           $(2,368)
                                                 =======      =======          =======            =======
Pro forma net loss.........................      $(1,442)     $(1,471)         $(3,468)           $(1,392)
                                                 =======      =======          =======            =======
Basic and diluted net loss per common
  share....................................      $ (0.15)     $ (0.18)         $ (0.43)           $ (0.26)
Pro forma basic and diluted net loss per
  common share.............................      $ (0.18)     $ (0.18)         $ (0.42)           $ (0.15)
Weighted average shares -- basic and
  diluted..................................        7,967        7,993            8,297              9,275

                                                                         QUARTER ENDED
                                                      ---------------------------------------------------
                                                      MARCH 31,   JUNE 30,   SEPTEMBER 30,   DECEMBER 31,
                                                        1999        1999         1999            1999
                                                      ---------   --------   -------------   ------------
                                                                          (UNAUDITED)
STATEMENT OF OPERATIONS DATA:
Revenues:
  Licenses..........................................      34%        42%           52%            53%
  Software services.................................      37         34            24             25
  Strategic consulting..............................      29         24            25             22
                                                         ---        ---           ---            ---
          Total revenues............................     100        100           100            100
                                                         ---        ---           ---            ---
Gross profit........................................      70         67            68             70
Operating expenses..................................      92         89           114             93
                                                         ---        ---           ---            ---
Operating loss......................................     (22)       (22)          (45)           (23)
Other income (expense), net.........................      --         (1)           (1)            (1)
Provision for income taxes..........................      --          1             3              4
                                                         ---        ---           ---            ---
Net loss............................................     (23)%      (24)%         (49)%          (28)%
                                                         ===        ===           ===            ===
Pro forma net loss..................................     (28)%      (24)%         (48)%          (17)%
                                                         ===        ===           ===            ===

LIQUIDITY AND CAPITAL RESOURCES

     In February 2000, we closed the initial public offering of 4.1 million shares of our common stock, realizing net proceeds from the offering of approximately $59.0 million. Prior to the offering, we had funded our operations and acquisitions primarily from the proceeds of private equity sales and borrowings under an expired credit facility.

     Cash and cash equivalents as of December 31, 2000 were approximately $16.9 million, an increase of approximately $16.2 million from December 31, 1999. Our cash flow used in operating activities was primarily affected by, but not limited to, cash received from customers, cash paid to compensate employees, cash paid for professional fees, cash paid for the leasing of real estate and equipment and cash paid to third party software licensors. We prepare our cash flow statement using the indirect method which reconciles net income or loss to cash used in operating activities. Therefore, the following discussion explains the significant items which impact the reconciliation of net loss to cash flow from operating activities. Net cash provided by operating activities for the year ended December 31, 2000 was approximately $4.1 million. Net cash provided by operating activities primarily resulted from our net loss of $15.5 million, which was more than offset by non-cash IPO-related expenses of $9.7 million and depreciation and amortization of $12.7 million. The increase in accounts receivable of $8.2 million was primarily related to the increase in revenues in the fourth quarter of 2000 compared to the fourth quarter of 1999. The increase in income taxes payable of $1.6 million was primarily attributable to our provision for income taxes. The loss related to the office relocation of $0.3 million is primarily the net book value of furniture and leasehold improvements of our old headquarters at the time of their disposal, less proceeds received from their sale.

     Our cash flow used in investing activities was primarily affected by cash paid for investments in marketable securities, acquisitions and capital expenditures. Net cash used in investing activities during the year ended December 31, 2000 was approximately $44.8 million and resulted from the investment (net of related sales) of $26.8 million of the net IPO proceeds in marketable securities primarily consisting of investment-grade obligations of state and municipal governments and their agencies. Additionally, we paid $13.6 million in connection with the Nucleus acquisition in August 2000. Capital expenditures of $4.3 million were primarily for computer and communications equipment, purchased software, office equipment, furniture, fixtures and leasehold improvements.

     Our cash flow provided by financing activities was primarily affected by, but not limited to, net cash received from issuances of common stock, cash paid to affiliates and stockholders under contractual obligations, and repayment of borrowings under the credit facility. Net cash provided by financing activities during the year ended December 31, 2000 was approximately $57.1 million. During the year ended December 31, 2000, financing activities provided cash of approximately $59.0 million from the sale of common stock in connection with our IPO and $2.3 million from the exercise of stock options. Also, we collected subscription receivables of $2.0 million. A portion of these funds was used to repay the $3.1 million outstanding balance of our credit facility and pay $3.2 million due to related parties.

     Cash and cash equivalents as of December 31, 1999 were approximately $0.7 million, a decrease of approximately $2.1 million from December 31, 1998. Net cash used in operating activities for the year ended December 31, 1999 was approximately $1.9 million. Net cash used in operating activities primarily resulted from our net loss of $8.6 million, an increase in accounts receivable and prepaid expenses of $4.0 million and $0.9 million, respectively, and a decrease in deferred revenue of $2.6 million. This was partially offset by depreciation and amortization of $9.0 million, acquired in-process research and development write-offs of $1.0 million, non-cash compensation expense of $1.0 million and an increase in accrued liabilities of $2.8 million. The increase in accounts receivable was primarily attributable to the growth of our business. The increase in accrued liabilities and prepaid expenses was primarily related to professional fees associated with certain costs of our initial public offering. Additionally, the increase in accrued liabilities was attributable to the increase in accrued bonuses. Deferred revenues decreased approximately $2.6 million during the year ended December 31, 1999 primarily due to a decrease in deferred license revenues, partially offset by an increase in deferred maintenance revenues. Deferred license revenues decreased primarily due to completion of our obligations under certain license agreements and the acceptance of the software by the customers. Accordingly, certain license revenues, which were deferred at December 31, 1998, were recognized during the year ended December 31, 1999. During 1999, we modified our standard license agreement by removing all acceptance criteria. As a result, our license agreements in 1999 generally allowed for the recognition of revenues upon the execution and delivery of the software to the customer. Deferred maintenance revenues increased primarily due to a change in billing practice, where most customers are now invoiced on an annual or quarterly basis instead of a monthly basis.

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

     Our cash flow provided by financing activities is primarily affected by, but not limited to, net cash received from investors, net cash received under borrowings from a credit facility, cash paid to affiliates and stockholders under contractual obligations, and cash distributions paid to stockholders. Net cash provided by financing activities during the year ended December 31, 1999 was approximately $11.0 million. During the year ended December 31, 1999, financing activities provided cash of approximately $12.3 million from the sale of equity, $3.1 million from borrowings under a credit agreement entered into in June with Fleet Bank and approximately $1.8 million in subscriptions received. These funds were used for the payment of the purchase price for DC Systems, an earnout to the former owners of Zai*Net of $2.2 million, to repurchase an equity interest in us held by SS&C Technologies, Inc. for $0.3 million and to pay the $1.7 million due under the distributor agreement with SS&C and $0.3 million distribution to members for taxes.

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

NEW ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 establishes methods of accounting for derivative financial instruments and hedging activities related to those instruments, as well as other hedging activities and is effective for fiscal years beginning after June 15, 2000, as amended by SFAS 138. We have no derivative financial instruments and thus believe the adoption of this pronouncement will not have a material impact on our financial position and results of operations.

CERTAIN FACTORS THAT MAY AFFECT OUR BUSINESS

WE HAVE A LIMITED HISTORY AS A COMBINED OPERATING ENTITY THAT PROVIDES BOTH SOFTWARE SOLUTIONS AND STRATEGIC CONSULTING SERVICES, AND WE MAY FACE DIFFICULTIES ENCOUNTERED BY RECENTLY COMBINED COMPANIES THAT OPERATE IN DIFFERENT GEOGRAPHIC REGIONS AND PROVIDE VARIED PRODUCTS AND SERVICES

     In April 1998, we were organized as a limited liability company for the purpose of acquiring Zai*Net Software, L.P., a software company based in New York, and Caminus Limited, a strategic consulting practice based in Cambridge, England. Since that time we also acquired Positron Energy Consulting, DC Systems and certain assets and liabilities of Nucleus. Accordingly, we have a limited history of combined operations and may face difficulties encountered by recently combined companies that operate in different geographic regions and provide varied products and services, especially in rapidly evolving markets such as the energy market.

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

SEASONAL TRENDS MAY CAUSE OUR QUARTERLY OPERATING RESULTS TO FLUCTUATE, WHICH COULD RESULT IN LESS THAN EXPECTED REVENUES

     Our results of operations may experience seasonal fluctuations as customers and potential customers in our industry face budgetary pressures to invest in energy software before year end. Accordingly, we may tend to report greater than expected revenues during the fourth quarter of the year and less than expected revenues during the first quarter.

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

OUR REVENUES ARE SUBSTANTIALLY DEPENDENT UPON SALES OF A LIMITED NUMBER OF SOFTWARE PRODUCTS AND RELATED SERVICES

     Factors adversely affecting the pricing of or demand for our products and services, such as competition or technological change, could have a material adverse effect of our business, financial condition and results of operations. To date, a significant percentage of our revenues has come from licensing our Zai*Net Manager, Zai*Net Risk Analytics, Zai*Net Physicals and Zai*Net Models software and providing related services. We currently expect that these activities will account for a significant percentage of our revenues for the foreseeable future. Our future financial performance will depend, in large part, on the continued market acceptance of our existing products and the successful development, introduction and customer acceptance of new or enhanced versions of our software products and services. We may not be successful in continuing to develop and market our Zai*Net Manager, Zai*Net Analytics, Zai*Net Physicals and Zai*Net Models software.

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

     - language and cultural differences

     - local economic conditions in foreign markets

     For the year ended December 31, 2000, approximately 41% of our revenues and 33% of our operating expenses were denominated in British pounds. Our exposure to fluctuations in currency exchange rates is likely to increase as we expand our international operations.

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

OTHERS MAY CLAIM THAT WE INFRINGE THEIR INTELLECTUAL PROPERTY RIGHTS, WHICH MAY LIMIT OUR ABILITY TO CONDUCT OUR BUSINESS

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

     - obtain a license, which may not be available on reasonable terms or at all, to sell or use the relevant technology

     - redesign those products or services to avoid infringement

     - refund license fees that we have previously received

OUR BUSINESS MAY BE HARMED IF WE LOSE THE SERVICES OF DAVID STONER, BRIAN SCANLAN, NIGEL EVANS OR OTHER KEY EMPLOYEES

     Our success depends largely on the skills, experience and performance of key employees, particularly David Stoner, our chief executive officer, and Brian Scanlan and Nigel Evans, two of our founders. These employees have significant expertise in the energy and software industries and would be difficult to replace. Our employment agreements with Messrs. Stoner and Scanlan and Dr. Evans expire in 2001. If we lose one or more of our key employees, our business could be harmed.

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

OUR STOCK PRICE MAY BE VOLATILE

     The market price of our common stock may fluctuate significantly in response to the following factors, some of which are beyond our control:

      --  variations in quarterly operating results

      -- announcements, by us or our competitors, of significant contracts, acquisitions, strategic partnerships, joint ventures or capital commitments

      --  additions or departures of key personnel

      --  future sales of common stock

      --  changes in financial estimates by securities analysts

      --  loss of a major customer

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

ANTI-TAKEOVER PROVISIONS IN OUR CHARTER DOCUMENTS AND DELAWARE LAW COULD PREVENT OR DELAY A CHANGE IN CONTROL OF US

     Certain provisions of our certificate of incorporation and by-laws may discourage, delay or prevent a merger, acquisition or other change in control, even if the change in control would be beneficial to stockholders. Any of these provisions could reduce the market price of our common stock. These provisions include:

      -- providing for a classified board of directors with staggered, three-year terms

      --  limiting the persons who may call special meetings of stockholders

      --  prohibiting stockholder action by written consent

      -- establishing advance notice requirements for nominations for election to the board of directors or for proposing matters that can be acted on by stockholders at stockholder meetings

     We are subject to the provisions of Section 203 of the General Corporation Law of Delaware. Section 203 will prohibit us from engaging in certain business combinations, unless the business combination is approved in a prescribed manner. Accordingly, Section 203 may discourage, delay or prevent someone from acquiring or merging with us.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We have no derivative financial instruments. We invest our cash and cash equivalents in investment-grade, debt instruments of state and municipal governments and their agencies and high quality corporate issuers, money market instruments and bank certificates of deposit. As of December 31, 2000, we invested the net proceeds from our initial public offering in similar investment-grade and highly liquid investments.

     Our earnings are affected by fluctuations in the value of our subsidiaries' functional currency as compared to the currencies of foreign denominated sales and purchases. The results of operations of our subsidiaries, as reported in U.S. dollars, may be significantly affected by fluctuations in the value of the local currencies in which we transact business. Such amount is recorded upon the translation of the foreign subsidiaries' financial statements into U.S. dollars, and is dependent upon the various foreign exchange rates and the magnitude of the foreign subsidiaries' financial statements. At December 31, 2000, our foreign currency translation adjustment was not material and, for the year ended December 31, 2000, net foreign currency transaction losses were insignificant. In addition to the direct effects of changes in exchange rates, which are a changed dollar value of the resulting sales and related expenses, changes in exchange rates also affect the volume of sales or the foreign currency sales price as competitors' products become more or less attractive.

     For the year ended December 31, 2000, approximately 41% of our revenues and 33% of our operating expenses were denominated in British pounds. Historically, the effect of fluctuations in currency exchange rates has not had a material impact on our operations. Our exposure to fluctuations in currency exchange rates will increase as we expand our international operations. We conduct our European operations in the United Kingdom and the countries of the European Union which are part of the European Monetary Union. There is a single currency within certain countries of the European Union, known as the euro, and one organization, the European Central Bank is responsible for setting European monetary policy. We have reviewed the impact the euro has on our business and whether this will give rise to a need for significant changes in our commercial operations or treasury management functions. Because our European transactions are primarily denominated in British pounds and as yet we have not experienced any significant impact on our European operations from the fluctuations in the exchange rate between euro and British pounds, we do not believe that the euro conversion will have any material effect on our business, financial condition or results of operations.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Our financial statements and notes thereto and the reports of KPMG LLP and PricewaterhouseCoopers LLP, independent accountants, are set forth in the Index to Financial Statements at Item 14 and incorporated herein by reference.

     Our "Selected Quarterly Results of Operations" set forth in Item 7 are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information called for by Item 10 of Form 10-K is set forth under the headings "Directors and Nominees" and "Section 16(a) Beneficial Ownership Reporting Compliance" in our proxy statement for the 2001 annual meeting of stockholders, which is incorporated herein by reference, and under the heading "Executive Officers of the Registrant" included in Part I and incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

     Information called for by Item 11 of Form 10-K is set forth under the headings "Director Compensation," "Executive Compensation," "Compensation Committee Interlocks and Insider Participation" and "Certain Relationships and Related Transactions" in our 2001 proxy statement, which is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information called for by Item 12 of Form 10-K is set forth under the heading "Beneficial Ownership of Common Stock" in our 2001 proxy statement, which is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information called for by Item 13 of Form 10-K is set forth under the heading "Certain Relationships and Related Transactions" in our 2001 proxy statement, which is incorporated herein by reference.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a) The following documents are filed as part of this Form 10-K:

          1. Financial Statements. The following financial statements of Caminus Corporation are filed as part of this Form 10-K on the pages indicated:

                                                              PAGE
                                                              ----
CAMINUS CORPORATION AND SUBSIDIARIES
Independent Auditors' Report................................   F-2
Report of Independent Accountants...........................   F-3
Consolidated Balance Sheets as of December 31, 2000 and
  1999......................................................   F-4
Consolidated Statements of Operations for the Years Ended
  December 31, 2000 and 1999 and for the Period from
  Inception (April 29, 1998) Through December 31, 1998......   F-5
Consolidated Statements of Stockholders' Equity for the
  Years Ended December 31, 2000 and 1999 and for the Period
  from Inception (April 29, 1998) Through December 31,
  1998......................................................   F-6
Consolidated Statements of Cash Flows for the Years Ended
  December 31, 2000 and 1999 and for the Period from
  Inception (April 29, 1998) Through December 31, 1998......   F-7
Notes to Consolidated Financial Statements..................   F-8
ZAI*NET SOFTWARE, INC.
Report of Independent Accountants...........................  F-28
Balance Sheet as of April 30, 1998..........................  F-29
Statement of Operations and Retained Earnings for the Four
  Months Ended April 30, 1998...............................  F-30
Statement of Cash Flows for the Four Months Ended April 30,
  1998......................................................  F-31
Notes to Financial Statements...............................  F-32

          2. Schedules are omitted as the required information is inapplicable or the information is presented in the consolidated financial statements or related notes.

          3. Exhibits. The exhibits listed in the Exhibit Index immediately preceding such Exhibits are filed as part of this Annual Report on Form 10-K.

     (b) Reports on Form 8-K.

     During the quarter ended December 31, 2000, we filed two amendments to the Current Report on Form 8-K, dated August 30, 2000. Amendment No. 1 to Current Report on Form 8-K/A was filed on November 13, 2000 and Amendment No. 2 to Current Report on Form 8-K/A was filed on November 21, 2000. The original Form 8-K was filed regarding our purchase of certain assets and liabilities of Nucleus Corporation and Nucleus Energy Consulting Corporation pursuant to Item 2 of Form 8-K. Amendment No. 1 was filed for the purpose of filing the financial statements of Nucleus Corporation and Nucleus Energy Consulting Corporation required by Item 7(a) and the pro forma information required by Item 7(b). Amendment No. 2 was filed for the purpose of filing amended financial statements required by Item 7(a). No other reports on Form 8-K were filed by us during the quarter ended December 31, 2000.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized, on the 29th day of March, 2001.

                                          CAMINUS CORPORATION (Registrant)

                                          By:      /s/ DAVID M. STONER
                                            ------------------------------------
                                                      David M. Stoner
                                               President and Chief Executive
                                                           Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 29th day of March, 2001.

                     SIGNATURE                                             TITLE
                     ---------                                             -----
                /s/ DAVID M. STONER                  President, Chief Executive Officer and Director
---------------------------------------------------    (Principal Executive and Principal Financial
                  David M. Stoner                      Officer)

               /s/ MICHAEL R. MURRAY                 Controller and Treasurer (Principal Accounting
---------------------------------------------------    Officer)
                 Michael R. Murray

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

               /s/ BRIAN J. SCANLAN                  Director
---------------------------------------------------
                 Brian J. Scanlan

            /s/ CHRISTOPHER S. BROTHERS              Director
---------------------------------------------------
              Christopher S. Brothers

               /s/ ANTHONY H. BLOOM                  Director
---------------------------------------------------
                 Anthony H. Bloom

              /s/ RICHARD K. LANDERS                 Director
---------------------------------------------------
                Richard K. Landers

           /s/ CLARE M. J. SPOTTISWOODE              Director
---------------------------------------------------
             Clare M. J. Spottiswoode

                         INDEX TO FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----
CAMINUS CORPORATION AND SUBSIDIARIES
Independent Auditors' Report................................   F-2
Report of Independent Accountants...........................   F-3
Consolidated Balance Sheets as of December 31, 2000 and
  1999......................................................   F-4
Consolidated Statements of Operations for the Years Ended
  December 31, 2000 and 1999 and for the Period from
  Inception (April 29, 1998) Through December 31, 1998......   F-5
Consolidated Statements of Stockholders' Equity for the
  Years Ended December 31, 2000 and 1999 and for the Period
  from Inception (April 29, 1998) Through December 31,
  1998......................................................   F-6
Consolidated Statements of Cash Flows for the Years Ended
  December 31, 2000 and 1999 and for the Period from
  Inception (April 29, 1998) Through December 31, 1998......   F-7
Notes to Consolidated Financial Statements..................   F-8
ZAI*NET SOFTWARE, INC.
Report of Independent Accountants...........................  F-28
Balance Sheet as of April 30, 1998..........................  F-29
Statement of Operations and Retained Earnings for the Four
  Months Ended April 30, 1998...............................  F-30
Statement of Cash Flows for the Four Months Ended April 30,
  1998......................................................  F-31
Notes to Financial Statements...............................  F-32

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
Caminus Corporation

     We have audited the accompanying consolidated balance sheet of Caminus Corporation and Subsidiaries as of December 31, 2000 and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

     We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Caminus Corporation and Subsidiaries as of December 31, 2000 and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

                                          KPMG LLP

New York, New York
February 8, 2001

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Caminus Corporation

     In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, consolidated statements of stockholders' equity and consolidated statements of cash flow present fairly, in all material respects, the financial position of Caminus Corporation and its subsidiaries (the "Company") at December 31, 1999 and the results of their operations and their cash flows for the period from inception (April 29, 1998) through December 31, 1998 and for the year ended December 31, 1999, respectively, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States which require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

                                          PRICEWATERHOUSECOOPERS LLP

New York, New York
February 22, 2000

                      CAMINUS CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                    (IN 000S, EXCEPT PER SHARE INFORMATION)

                                                                  DECEMBER 31,
                                                              --------------------
                                                                2000        1999
                                                              --------    --------
ASSETS
Current assets:
  Cash and cash equivalents.................................  $ 16,883    $    662
  Investments in short-term marketable securities...........    12,368          --
  Accounts receivable, net..................................    16,322       7,360
  Deferred taxes............................................     1,288         418
  Prepaid expenses and other current assets.................     3,007       2,533
                                                              --------    --------
          Total current assets..............................    49,868      10,973
                                                              --------    --------
Other assets:
  Investments in long-term marketable securities............    12,413          --
  Fixed assets, net.........................................     4,890       1,645
  Acquired technology, net..................................     4,445       3,051
  Other intangibles, net....................................     5,505       3,974
  Goodwill, net.............................................    25,165      21,816
  Other assets..............................................     1,759          19
                                                              --------    --------
          Total assets......................................  $104,045    $ 41,478
                                                              ========    ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................  $  1,692    $  1,444
  Accrued liabilities.......................................     8,121       4,962
  Borrowings under credit facility..........................        --       3,050
  Income taxes payable......................................     2,273         388
  Payable to related parties................................       100       3,824
  Deferred revenue..........................................     4,068       2,071
                                                              --------    --------
          Total current liabilities.........................    16,254      15,739
                                                              --------    --------
Commitments and contingencies...............................        --          --
Stockholders' equity:
  Common stock, $0.01 par, 50,000 shares authorized; 17,453
     shares issued and 15,691 shares outstanding at December
     31, 2000, 11,058 shares issued and 9,296 shares
     outstanding at December 31, 1999.......................       174         110
  Additional paid-in capital................................   127,092      52,670
  Treasury stock, 1,762 shares in treasury at cost..........    (4,911)     (4,911)
  Subscriptions receivable..................................        --      (2,907)
  Deferred compensation.....................................      (128)       (235)
  Accumulated deficit.......................................   (34,497)    (18,981)
  Accumulated other comprehensive income (loss).............        61          (7)
                                                              --------    --------
          Total stockholders' equity........................    87,791      25,739
                                                              --------    --------
          Total liabilities and stockholders' equity........  $104,045    $ 41,478
                                                              ========    ========

  The accompanying notes are an integral part of these consolidated financial statements.

                      CAMINUS CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN 000S, EXCEPT PER SHARE INFORMATION)

                                                                                     PERIOD FROM
                                                                                      INCEPTION
                                                                                   (APRIL 29, 1998)
                                                              YEAR ENDED               THROUGH
                                                             DECEMBER 31,            DECEMBER 31,
                                                       ------------------------    ----------------
                                                         2000          1999              1998
                                                       --------    ------------    ----------------
REVENUES:
  Licenses...........................................  $ 24,573      $12,538           $  3,639
  Software services..................................    18,576        7,816              3,091
  Strategic consulting...............................     8,565        6,556              2,896
                                                       --------      -------           --------
          Total revenues.............................    51,714       26,910              9,626
                                                       --------      -------           --------
COST OF REVENUES:
  Cost of licenses...................................       978          769                195
  Cost of software services..........................    10,698        4,695              2,278
  Cost of strategic consulting.......................     3,643        2,923              2,212
                                                       --------      -------           --------
          Total cost of revenues.....................    15,319        8,387              4,685
                                                       --------      -------           --------
          Gross profit...............................    36,395       18,523              4,941
                                                       --------      -------           --------
OPERATING EXPENSES:
  Sales and marketing................................     9,836        4,110                471
  Research and development...........................     6,601        3,929              1,153
  General and administrative.........................    10,852        8,660              3,131
  Acquired in-process research and development.......        --        1,000              4,822
  Amortization of intangible assets..................    11,722        8,560              5,497
  IPO-related expenses...............................    12,335           --                 --
  Loss on office relocation..........................       508           --                 --
                                                       --------      -------           --------
          Total operating expenses...................    51,854       26,259             15,074
                                                       --------      -------           --------
LOSS FROM OPERATIONS.................................   (15,459)      (7,736)           (10,133)
                                                       --------      -------           --------
Other income (expense):
  Interest income....................................     2,346           66                 97
  Interest expense...................................       (89)        (296)                --
  Other income.......................................         1            2                 --
                                                       --------      -------           --------
          Total other income (expense)...............     2,258         (228)                97
                                                       --------      -------           --------
LOSS BEFORE PROVISION FOR INCOME TAXES...............   (13,201)      (7,964)           (10,036)
Provision for income taxes...........................     2,315          646                 36
                                                       --------      -------           --------
Net loss before minority interest....................   (15,516)      (8,610)           (10,072)
Minority interest....................................        --           --               (299)
                                                       --------      -------           --------
NET LOSS.............................................  $(15,516)     $(8,610)          $(10,371)
                                                       ========      =======           ========
BASIC AND DILUTED NET LOSS PER SHARE.................  $  (1.04)     $ (1.01)          $  (1.41)
                                                       ========      =======           ========
Weighted average shares used in computing basic and
  diluted net loss per share.........................    14,925        8,514              7,361
PRO FORMA (UNAUDITED):
  Loss before provision for income taxes.............                $(7,964)          $(10,036)
  Pro forma income tax benefit.......................                    190                176
  Minority interest..................................                     --               (299)
                                                                     -------           --------
  Pro forma net loss.................................                $(7,774)          $(10,159)
                                                                     =======           ========
  Pro forma basic and diluted net loss per share.....                $ (0.91)          $  (1.38)
                                                                     =======           ========

  The accompanying notes are an integral part of these consolidated financial statements.

                      CAMINUS CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (IN 000S)

                                      NUMBER OF             ADDITIONAL
                                     OUTSTANDING   COMMON    PAID-IN     TREASURY   SUBSCRIPTIONS     DEFERRED     ACCUMULATED
                                       SHARES      STOCK     CAPITAL      STOCK      RECEIVABLE     COMPENSATION     DEFICIT
                                     -----------   ------   ----------   --------   -------------   ------------   -----------
BALANCE AT APRIL 29, 1998
 (INCEPTION).......................        --       $ --     $     --    $    --       $    --         $  --        $     --
Issuance of shares.................     6,713         67       20,122
Issuance of shares in connection
 with the acquisition of Caminus
 Energy Limited....................       961         10        2,990
Issuance of shares in connection
 with the acquisition of Zai*Net
 Software L.P......................     2,055         20       10,319
Stock subscriptions receivable.....                                                     (4,739)
Issuance of stock options in
 connection with acquisitions......                             3,145
Purchase of treasury stock at
 cost..............................    (1,762)                    495     (4,911)
Net loss...........................                                                                                  (10,371)
Translation adjustment.............
                                       ------       ----     --------    -------       -------         -----        --------
BALANCE AT DECEMBER 31, 1998.......     7,967         97       37,071     (4,911)       (4,739)           --         (10,371)
                                       ------       ----     --------    -------       -------         -----        --------
Receipt of membership subscription
 receivable........................                                                      1,832
Issuance of additional shares......     1,029         10       12,329
Issuance of shares in connection
 with the acquisition of DC
 Systems...........................       243          2        2,998
Issuance of shares to former owners
 of Positron.......................        57          1          803
Reacquisition of stock option......                              (250)
Distribution to stockholders.......                              (680)
Issuance of stock options below
 fair market value.................                               399                                   (399)
Amortization of unearned
 compensation......................                                                                      164
Net loss...........................                                                                                   (8,610)
Translation adjustment.............
                                       ------       ----     --------    -------       -------         -----        --------
BALANCE AT DECEMBER 31, 1999.......     9,296        110       52,670     (4,911)       (2,907)         (235)        (18,981)
                                       ------       ----     --------    -------       -------         -----        --------
Forgiveness of subscription
 receivable........................                                                      1,000
Issuance of shares for IPO.........     4,088         41       58,987
Issuance of shares to related
 parties...........................     1,521         15        8,726
Receipt of subscription
 receivables.......................                                                      2,018
Issuance of options below fair
 market value......................                                60                                    (60)
Amortization of deferred
 compensation......................                                                                      167
Unrealized gain on marketable
 securities........................
Issuance of shares related to
 employee stock purchase plan......        33                     451
Issuance of shares for acquisition
 of Nucleus........................       261          3        3,754
Stock option exercises.............       492          5        2,444                     (111)
Net loss...........................                                                                                  (15,516)
Translation adjustment.............
                                       ------       ----     --------    -------       -------         -----        --------
BALANCE AT DECEMBER 31, 2000.......    15,691       $174     $127,092    $(4,911)      $    --         $(128)       $(34,497)
                                       ======       ====     ========    =======       =======         =====        ========

                                      ACCUMULATED
                                         OTHER
                                     COMPREHENSIVE       TOTAL
                                        INCOME       STOCKHOLDERS'   COMPREHENSIVE
                                        (LOSS)          EQUITY           LOSS
                                     -------------   -------------   -------------
BALANCE AT APRIL 29, 1998
 (INCEPTION).......................      $  --         $     --
Issuance of shares.................                      20,189
Issuance of shares in connection
 with the acquisition of Caminus
 Energy Limited....................                       3,000
Issuance of shares in connection
 with the acquisition of Zai*Net
 Software L.P......................                      10,339
Stock subscriptions receivable.....                      (4,739)
Issuance of stock options in
 connection with acquisitions......                       3,145
Purchase of treasury stock at
 cost..............................                      (4,416)
Net loss...........................                     (10,371)       $(10,371)
Translation adjustment.............         13               13              13
                                         -----         --------        --------
BALANCE AT DECEMBER 31, 1998.......         13           17,160        $(10,358)
                                         -----         --------        ========
Receipt of membership subscription
 receivable........................                       1,832
Issuance of additional shares......                      12,339
Issuance of shares in connection
 with the acquisition of DC
 Systems...........................                       3,000
Issuance of shares to former owners
 of Positron.......................                         804
Reacquisition of stock option......                        (250)
Distribution to stockholders.......                        (680)
Issuance of stock options below
 fair market value.................                          --
Amortization of unearned
 compensation......................                         164
Net loss...........................                      (8,610)       $ (8,610)
Translation adjustment.............        (20)             (20)            (20)
                                         -----         --------        --------
BALANCE AT DECEMBER 31, 1999.......         (7)          25,739        $ (8,630)
                                         -----         --------        ========
Forgiveness of subscription
 receivable........................                       1,000
Issuance of shares for IPO.........                      59,028
Issuance of shares to related
 parties...........................                       8,741
Receipt of subscription
 receivables.......................                       2,018
Issuance of options below fair
 market value......................                          --
Amortization of deferred
 compensation......................                         167
Unrealized gain on marketable
 securities........................        183              183        $    183
Issuance of shares related to
 employee stock purchase plan......                         451
Issuance of shares for acquisition
 of Nucleus........................                       3,757
Stock option exercises.............                       2,338
Net loss...........................                     (15,516)        (15,516)
Translation adjustment.............       (115)            (115)           (115)
                                         -----         --------        --------
BALANCE AT DECEMBER 31, 2000.......      $  61         $ 87,791        $(15,448)
                                         =====         ========        ========

  The accompanying notes are an integral part of these consolidated financial statements.

                      CAMINUS CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (IN 000S)

                                                                                      PERIOD FROM
                                                                                       INCEPTION
                                                                  YEAR ENDED        (APRIL 29, 1998)
                                                                 DECEMBER 31,           THROUGH
                                                              -------------------     DECEMBER 31,
                                                                2000       1999           1998
                                                              --------   --------   ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss..................................................  $(15,516)  $ (8,610)      $(10,371)
  Adjustments to reconcile net loss to net cash provided by
    (used in) operating activities:
    Depreciation and amortization...........................    12,728      9,043          5,667
    Acquired in-process research and development............        --      1,000          4,822
    Deferred taxes..........................................      (146)      (199)            --
    Non-cash compensation expense...........................       167        968             --
    Non-cash IPO related expenses...........................     9,741         --             --
    Write-off of property and equipment related to office
       relocation...........................................       322         --             --
    Bad debt expense........................................       138         75             --
    Minority interest.......................................        --         --            299
  Changes in operating assets and liabilities net of effects of acquisitions:
    Accounts receivable.....................................    (8,185)    (3,998)          (850)
    Prepaid expenses and other current assets...............       199       (907)           (97)
    Accounts payable........................................       311       (430)           183
    Accrued liabilities.....................................     2,407      2,830            635
    Income taxes payable....................................     1,585        382             --
    Deferred revenue........................................       346     (2,633)           704
    Payable to related parties..............................        --        637             --
    Other...................................................        (2)       (80)           (40)
                                                              --------   --------       --------
Net cash provided by (used in) operating activities.........     4,095     (1,922)           952
                                                              --------   --------       --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of marketable securities........................   (40,831)        --             --
  Proceeds from sales of marketable securities..............    14,023         --             --
  Purchases of fixed assets.................................    (4,348)    (1,209)          (501)
  Proceeds from sale of furniture and leasehold
    improvements............................................       129         --             --
  Acquisition of Nucleus Corporation........................   (13,584)        --             --
  Acquisition of Caminus Energy Limited, net of cash
    acquired................................................        --         --         (2,503)
  Acquisition of Zai*Net Software L.P., net of cash
    acquired................................................        --         --         (7,242)
  Acquisition of Positron...................................        --         --           (151)
  Acquisition of DC Systems, Inc., net of cash acquired.....      (184)    (9,919)            --
  Other acquisition costs...................................        --         --           (496)
                                                              --------   --------       --------
Net cash used in investing activities.......................   (44,795)   (11,128)       (10,893)
                                                              --------   --------       --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from the issuance of common stock, net...........    59,028     12,339         12,950
  Cash received for stock options exercised.................     2,338         --             --
  Cash received for stock issued under employee stock
    purchase plan...........................................       451         --             --
  Payments of obligation to affiliate.......................    (1,000)    (4,000)          (250)
  Payments of obligation to stockholders....................    (2,188)    (2,188)            --
  Proceeds from borrowings under credit facility............        --      3,050             --
  Repayment of borrowings under credit facility.............    (3,050)        --             --
  Payment of distribution to the former shareholders of
    Caminus LLC.............................................      (452)       (80)            --
  Cash received for subscriptions receivable................     2,018      1,832             --
                                                              --------   --------       --------
Net cash provided by financing activities...................    57,145     10,953         12,700
                                                              --------   --------       --------
Effect of exchange rates on cash flows......................      (224)       (12)            12
                                                              --------   --------       --------
Net increase (decrease) in cash and cash equivalents........    16,221     (2,109)         2,771
Cash and cash equivalents, beginning of period..............       662      2,771             --
                                                              --------   --------       --------
CASH AND CASH EQUIVALENTS, END OF PERIOD....................  $ 16,883   $    662       $  2,771
                                                              ========   ========       ========

  The accompanying notes are an integral part of these consolidated financial statements.

                      CAMINUS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (IN 000S, EXCEPT PER SHARE INFORMATION)

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

     In conjunction with the formation of the Company and as consideration for the identification of the acquired entities, an option, with an anti-dilution provision, to acquire a 10% interest in Caminus LLC was granted to a member of the investor group. This option has been valued at $1,648 using the Black-Scholes option pricing model and has been accounted for as part of the purchase price of ZNLP and CEL. Any additional grants made under the anti-dilution provision were made at the current market price. In connection with the Company's initial public offering ("IPO") this option was exercised, which resulted in the issuance of 975 shares of common stock to a related party.

     On May 12, 1998, Caminus LLC acquired a 71% ownership interest in ZNLP and a 100% ownership interest in CEL; on December 31, 1998, Caminus LLC acquired the remaining 29% ownership interest in ZNLP. The value assigned to these shares was consistent with the value per share established immediately prior to these acquisitions based on cash capital contributions from founders upon formation of Caminus LLC. (For more complete disclosure, see Note 4 -- Acquisitions).

RECAPITALIZATION AND IPO

     On January 27, 2000, the Company sold 4,088 shares of common stock in its IPO, realizing net proceeds of approximately $59,028. The accompanying financial statements reflect the recapitalization on January 27, 2000 of Caminus LLC as a corporation, and the conversion of each membership interest in the limited liability company into .095238 of one share of common stock of the corporation. This transaction affects the legal form only of entities under common control, and the proportionate ownership interests of the members pre- and post-merger were preserved.

     In connection with the IPO of the Company, Caminus recapitalized as a C Corporation and therefore is no longer treated as a limited liability company for tax purposes. Accordingly, the consolidated statements of operations for periods prior to 2000 include pro forma net loss assuming the Company was taxable as a C Corporation and pro forma loss per share based on pro forma net loss divided by the weighted average number of shares outstanding.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

     The accompanying consolidated financial statements include the accounts of Caminus Corporation and its subsidiaries. All intercompany transactions and balances have been eliminated.

REVENUE RECOGNITION

     The Company generates revenues from licensing its software products, providing related services for implementation consulting and support and providing strategic consulting services. The Company follows the

                      CAMINUS CORPORATION AND SUBSIDIARIES
provisions of Statement of Position ("SOP") No. 97-2, "Software Revenue Recognition," as amended by SOP 98-9, "Modification of SOP 97-2, Software Revenue Recognition, with Respect to Certain Transactions." Under SOP No. 97-2, if the license agreement does not provide for significant customization of or enhancements to the software, software license revenues are recognized when a license agreement is executed, the product has been delivered, all significant obligations are fulfilled, the fee is fixed or determinable and collectibility is probable. For those license agreements where customer acceptance is required and it is not probable, license revenues are recognized when the software has been accepted. For those license agreements where the licensee requires significant enhancements or customization to adapt the software to the unique specifications of the customer or the service elements of the arrangement are considered essential to the functionality of the software products, both the license revenues and services revenues are recognized using contract accounting. If acceptance of the software and related software services is probable, the percentage of completion method is used to recognize revenue for those types of license agreements, where progress towards completion is measured by comparing software services hours incurred to estimated total hours for each software license agreement. If acceptance of the software and related software services is not probable, then the completed contract method is used and license revenues are recognized only when the Company's obligations under the license agreement are completed and the software has been accepted. Accordingly, for these contracts, payments received and software license costs are deferred until the Company's obligations under the license agreement are completed. Anticipated losses, if any, on uncompleted contracts are recognized in the period in which such losses are determined. Prior to 2000, there were no circumstances where the percentage of completion method of contract accounting was required to be applied. Maintenance and support revenues associated with new product licenses and renewals are deferred and recognized ratably over the contract period. Software services revenues, where the services do not significantly modify the licensed products and are not essential to their functionality and payment obligations for the licensed products are not dependent upon the performance of the services, and strategic consulting revenues are typically billed on a time and materials basis and are recognized as such services are performed.

FOREIGN CURRENCY TRANSLATION

     The Company's foreign subsidiaries maintain their accounting records in the local currency, which is their functional currency. The assets and liabilities are translated into U.S. dollars based on exchange rates at the end of the respective reporting periods and the effect of the foreign currency translation is reflected as a component of stockholders' equity. Income and expense items are translated at an average exchange rate during the period. Transaction gains and losses are included in the determination of the results from operations.

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

CASH AND CASH EQUIVALENTS

     Cash equivalents consist of short-term, highly liquid investments with original maturities at the time of purchase of three months or less.

                      CAMINUS CORPORATION AND SUBSIDIARIES

ACCOUNTS RECEIVABLE

     Accounts receivable, net consist of the following:

                                                               YEAR ENDED
                                                              DECEMBER 31,
                                                            -----------------
                                                             2000       1999
                                                            -------    ------
Trade.....................................................  $14,705    $7,664
Unbilled..................................................    2,059        --
Allowance for doubtful accounts...........................     (442)     (304)
                                                            -------    ------
                                                            $16,322    $7,360
                                                            =======    ======

     Unbilled receivables arise as revenues are recognized under the percentage-of-completion method, but are not contractually billable until specified dates or milestones are achieved, which are expected to occur within one year. All amounts included in unbilled receivables are related to long-term contracts and are reduced by appropriate progress billings.

     Activity in the allowance for doubtful accounts is as follows:

                                                                          PERIOD FROM
                                                                           INCEPTION
                                                       DECEMBER 31,    (APRIL 29, 1998)
                                                       ------------         THROUGH
                                                       2000    1999    DECEMBER 31, 1998
                                                       ----    ----    -----------------
Balance, beginning of year...........................  $304    $229          $229
  Provision..........................................   138      75            --
  Recoveries and charge-offs.........................    --      --            --
                                                       ----    ----          ----
Balance, end of year.................................  $442    $304          $229
                                                       ====    ====          ====

INVESTMENTS IN MARKETABLE SECURITIES

     Investments are recorded at fair value and classified as available-for-sale. Unrealized gains and losses, net of taxes, on securities classified as available-for-sale are carried as a separate component of stockholders' equity. Management determines the appropriate classification of its investments in debt securities at the time of purchase and reevaluates such determination at each balance sheet date. At December 31, 2000 the Company recorded cumulative unrealized gains of $183 on investments classified as available for sale. Realized gains and losses and permanent declines in value on available-for-sale securities are reported in other income or expense as incurred.

FIXED ASSETS

     Fixed assets are recorded at cost. Depreciation is calculated using the straight-line method over the estimated useful life of the related asset, which generally ranges from three to seven years. Leasehold improvements are amortized using the straight-line method over the lesser of the remaining lease term or the estimated useful lives of the related assets.

GOODWILL, ACQUIRED TECHNOLOGY AND OTHER INTANGIBLE ASSETS

     Goodwill and other intangible assets are amortized on a straight-line basis over the estimated future periods to be benefited ranging from three to five years. Acquired technology is amortized on a straight-line basis over the estimated product life, generally three years, or on the ratio of current revenues to total projected product revenues, whichever is greater.

                      CAMINUS CORPORATION AND SUBSIDIARIES

     Goodwill and other intangible assets are reviewed for impairment quarterly or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to future undiscounted cash flows of the businesses acquired. If the assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Through December 31, 2000, no impairment has occurred. This analysis is performed according to the asset groupings established at the time of the acquisition and at the enterprise level.

INCOME TAXES

     Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

     Through January 27, 2000, the Company was taxed as a partnership for federal and state tax purposes. There were no entity level income taxes imposed by jurisdictions in which the Company conducted its business and, therefore, the financial statements through that date do not reflect any federal or state income tax expense. The profit or loss is deemed passed through to the stockholders and they are obligated to report such profit or loss on their own tax returns in the relevant jurisdictions. Prior to the IPO in January 2000, the Company converted to a C Corporation and is subject to federal, state and local income taxes in 2000.

     The Company has a wholly owned subsidiary located in the United Kingdom. As such, the entity is liable for income taxes to the Inland Revenue. Prior to January 27, 2000, for U.S. purposes, an election was made to include the foreign income and expenses in the U.S. tax returns. Therefore, the Company was liable for U.K. taxes and foreign tax credits were passed through to the stockholders.

     New York City, one of the local jurisdictions in which the Company conducts its business, imposes an Unincorporated Business Tax at a rate of 4%, on unincorporated entities, such as the Company through January 27, 2000. This tax is reduced to the extent any stockholder is itself subject to New York City income tax. In addition, this tax is imposed only on the portion of taxable income allocable to New York City as per certain allocation factors (i.e., receipts, payroll and property).

     The tax expense recorded in the financial statements for periods prior to 2000 reflects foreign income taxes and the New York City Unincorporated Business Tax on the Company's allocable portion of the taxable income.

FAIR VALUE OF FINANCIAL INSTRUMENTS

     The Company's financial instruments consist primarily of cash and cash equivalents, investments in marketable securities, accounts receivable, accounts payable and accrued liabilities. The carrying amount of these instruments approximates fair value due to the relatively short period of time to maturity for these instruments.

EARNINGS (LOSS) PER SHARE

     Basic loss per share is computed based upon the weighted average number of shares of common stock outstanding and diluted loss per share is computed based upon the weighted average number of shares of common stock outstanding increased by dilutive common stock options. The calculation of diluted net loss per share excludes options as the effect would be antidilutive.

                      CAMINUS CORPORATION AND SUBSIDIARIES

     At December 31, 2000, 1999 and 1998, outstanding options to purchase 1,142, 942 and 605 shares, respectively, with exercise prices ranging from $2.74 to $29.63, $2.31 to $13.97 and $2.31 to $4.62, respectively, as well as contingently issuable options at December 31, 1999 to purchase 1,978 shares, with exercise prices ranging from $1.89 to $6.51 were excluded from the calculation of diluted loss per share as the effect would have been anti-dilutive.

ACCOUNTING FOR STOCK-BASED COMPENSATION

     The Company follows Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation." As permitted by this statement, the Company continues to apply Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," ("APB 25") to account for its stock-based employee compensation arrangements.

LONG-LIVED ASSETS

     The Company reviews long-lived assets, such as fixed assets and certain identifiable intangibles to be held and used or disposed of, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the sum of the expected cash flows, undiscounted and without interest, is less than the carrying amount of the asset, an impairment loss is recognized as the amount by which the carrying amount of the asset exceeds its fair value.

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

NEW ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133") which is effective for the Company beginning in 2001. SFAS 133, as amended by SFAS 138, establishes accounting and reporting standards for derivative financial instruments and hedging activities related to those instruments, as well as other hedging activities. Because the Company does not currently hold any derivative financial instruments and does not engage in hedging activities, the adoption of SFAS 133 is not expected to have any impact on the consolidated financial position, results of operations or cash flows of the Company.

RECLASSIFICATIONS

     Certain reclassifications were made to prior period amounts to conform to the current period presentation format.

3. IPO-RELATED EXPENSES

     As a result of the Company's IPO in January 2000, certain transactions occurred which resulted in significant charges in the first quarter of 2000. These transactions include the earning of 386 shares of common stock that were contingently issuable upon an IPO to the former shareholders of Caminus Energy Limited, which resulted in a charge of $6,950 (including $772 of taxes), a payment of approximately $522 for a special one-time bonus to the former shareholders of Caminus Energy Limited, payment of a $1,300 termination fee to GFI Two LLC, a principal stockholder, to cancel its consulting and advisory agreement and the granting of 160 shares and the forgiveness of a $1,000 loan, recorded as a subscription receivable, to the Company's President and Chief Executive Officer, which resulted in a charge of $3,563.

                      CAMINUS CORPORATION AND SUBSIDIARIES

4. ACQUISITIONS

NUCLEUS CORPORATION

     On August 30, 2000, the Company acquired certain assets and assumed certain liabilities of Nucleus Corporation and Nucleus Energy Consulting Corporation (collectively, "Nucleus"), a provider of software solutions to the energy industry. The purchase price of $17,606 consisted of $13,584 in cash, the issuance of 261 shares of common stock with a fair value of $3,757 and approximately $265 of other direct acquisition costs. A summary of the purchase price of the acquisition is as follows:

Fair value of net liabilities assumed....................    $  (391)
Acquired technology......................................      2,960
Other identifiable intangible assets.....................      3,007
Goodwill.................................................     12,030
                                                             -------
                                                             $17,606
                                                             =======

     The acquisition was accounted for under the purchase method of accounting. The fair value assigned to intangible assets acquired was based on an appraisal. Acquired technology represents the fair value of applications and technologies existing at the date of acquisition. Other intangible assets represent the fair value of other acquired intangible assets including primarily customer lists, a covenant not to compete and work force in place.

ZAI*NET SOFTWARE, L.P. ("ZNLP")

     On May 12, 1998, the Company acquired a 71% ownership interest in ZNLP for $7,740 in cash. ZNLP licenses, customizes and services Zai*Net, an integrated real-time front, middle, and back office software trading system for foreign exchange, commodities, energy, options and other financial products. The terms of the purchase agreement required the payment of additional consideration totaling $4,375 to the former shareholder of ZNLP if revenues from ZNLP products were in excess of certain thresholds as defined in the purchase agreement. Payment of this additional consideration was guaranteed in connection with the acquisition of the remaining 29% interest in ZNLP by the Company in December 1998. The acquisition of the 71% ownership interest was accounted for using the purchase method of accounting, and accordingly, the results of ZNLP's operations are included in the Company's consolidated financial statements from the date of acquisition.

     On December 31, 1998, the Company acquired the remaining 29% interest in ZNLP in exchange for a 21% equity interest in the Company. The acquisition of the minority interest was accounted for using the purchase method of accounting. Also as of December 31, 1998, Zai*Net had 4,988 options outstanding with an average exercise price of $2.31. These options were valued at their fair value and recorded as additional consideration for the acquisition of ZNLP. In March 1999, in connection with this transaction, ZNLP was merged into the Company. In addition, the Company agreed that the amounts included as earnout payments in the original acquisition agreement were due and payable in various installments through April 15, 2000.

                      CAMINUS CORPORATION AND SUBSIDIARIES

     A summary of the total purchase price for the acquisition of ZNLP is as follows:

Cash........................................................  $ 7,740
Issuance of notes payable...................................    4,375
Issuance of equity..........................................   10,339
Issuance of options (see Note 1)............................    1,173
Issuance of options to ZNLP employees.......................    1,497
Other direct acquisition costs..............................      603
                                                              -------
                                                              $25,727
                                                              -------
A summary of the allocation of the total purchase price is
  as follows:
Tangible net assets acquired................................  $   899
Acquired in-process research and development................    4,822
Acquired technology.........................................    2,596
Other identifiable intangible assets........................    2,023
Goodwill....................................................   15,387
                                                              -------
                                                              $25,727
                                                              =======

     The fair value assigned to intangible assets acquired was based on an appraisal of the purchased in-process technology, acquired technology, and other intangible assets. Of the acquired intangible assets, $4,822 represents management's estimate of acquired in-process research and development (IPR&D) that had not yet reached technological feasibility and had no alternative future use. Accordingly, this amount was immediately expensed in the consolidated statement of operations upon acquisition. The value assigned to IPR&D was determined by identifying research projects in areas for which technological feasibility had not been established. The value was determined by estimating the costs to develop the IPR&D into commercially viable products, estimating the resulting net cash flows from such projects, and discounting the net cash flows back to their present value.

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

     The acquired IPR&D includes the power trading and scheduling, gas trading and scheduling and the foreign exchange products. The Company estimated that these products were approximately 87.5%, 75% and 90% complete at the date of acquisition based on costs incurred through the date of acquisition as compared to total estimated expenditures over the product's development cycle. DC Systems has gas trading and scheduling products that are comparable to those of Zai*Net. Subsequent to the acquisition of DC Systems, the Company decided to abandon the development of the Zai*Net gas trading and scheduling product and utilized the comparable DC Systems products. The Company released the other products during 1999.

     The nature of the efforts required to develop and integrate the acquired IPR&D into a commercially viable product, feature or functionality within the Company's suite of existing products related to the completion of all planning, design and testing activities that are necessary to establish that the product can be produced to meet design and performance requirements. The Company currently expects that the products utilizing the acquired IPR&D will be successful, but there can be no assurance that commercial viability of any of these products will be achieved. Further, future developments in the software industry, changes in the

                      CAMINUS CORPORATION AND SUBSIDIARIES
technology, changes in other products and offerings or other developments may cause the Company to alter, or abandon, its product plans.

     Acquired technology represents the fair value of applications and technologies existing at the date of acquisition. Other intangible assets represent the fair value of other acquired intangible assets including primarily customer lists and work force in place. Goodwill represents the excess of the purchase price over the fair value of identifiable tangible and intangible assets acquired.

CAMINUS ENERGY LIMITED ("CEL")

     On May 12, 1998, the Company acquired CEL, a consulting and professional services organization, which provides services and research to companies in the energy market sector, for $3,023 in cash, plus an equity interest of 10.1% of the Company valued at $3,000. The acquisition was accounted for using the purchase method of accounting, and accordingly, the results of CEL's operations are included in the Company's consolidated financial statements from the date of acquisition.

     A summary of the purchase price for the acquisition is as follows:

Issuance of equity..........................................  $3,000
Cash........................................................   3,023
Issuance of options (see Note 1)............................     475
Other direct acquisition costs..............................     100
                                                              ------
                                                              $6,598
                                                              ======

     A summary of the allocation of the purchase price is as follows:

Tangible net assets acquired................................  $  380
Goodwill....................................................   6,218
                                                              ------
                                                              $6,598
                                                              ======

     Goodwill represents the excess of the purchase price over the fair value of identifiable tangible and intangible assets acquired.

     Pursuant to the Agreement, the Company also granted options to purchase 481 shares to two officers of CEL (289 and 192 shares) for $3.12 per share. These options were exercisable only in the event of a sale or public offering, compliance with a service agreement and achievement of certain internal rates of return. The number of shares that ultimately vest and become exercisable is contingent upon all of these conditions. No amounts were recorded for these options through December 31, 1999, as the conditions under which they would vest were not met as of December 31, 1999. However, upon consummation of the IPO in 2000, the Company recorded a $6,950 compensation-related charge for the excess of the fair value of common shares issued over the exercise price, including applicable taxes of $772, for the exercise of these options. As the options were exercised on a cashless basis, the exercise resulted in the issuance of 386 shares of common stock.

POSITRON ENERGY CONSULTING ("POSITRON")

     On November 13, 1998, the Company acquired Positron. The Company paid $152 in cash for certain assets and liabilities of Positron. The acquisition was accounted for using the purchase method of accounting and the excess of the purchase price over the fair value of the net assets acquired was recorded as goodwill. Also in connection with the acquisition, restricted shares of common stock of the Company were granted to three employees/principals of Positron. The restrictions lapse only upon the resolution of contingencies identified in the purchase agreement.

                      CAMINUS CORPORATION AND SUBSIDIARIES

     In November 1999, the Company's managing committee determined that all of the contingencies identified in the purchase agreement were satisfied. Accordingly, the restrictions on the shares have been lifted and the three employees/principals of Positron received 57 unrestricted shares. The Company recorded a compensation charge in November 1999 of approximately $0.8 million related to the issuance of these shares.

DC SYSTEMS ("DCS")

     On July 31, 1999, Caminus acquired DCS, a provider of software solutions to the gas industry. The Company paid $10,000 in cash, and issued 242 shares of common stock valued at $3,000. In connection with this transaction, Caminus incurred approximately $500 of other direct acquisition costs. A summary of the allocation of the purchase price is as follows:

Tangible net liabilities assumed...........................  $  (954)
Acquired in-process research and development...............    1,000
Acquired technology........................................    1,800
Other intangible assets....................................    3,030
Goodwill...................................................    8,624
                                                             -------
                                                             $13,500
                                                             =======

     The fair value assigned to intangible assets acquired was based on an appraisal of the purchased in-process technology, acquired technology, and other intangible assets. Of the acquired intangible assets, $1,000 represents management's estimate of acquired in-process research and development (IPR&D) that had not yet reached technological feasibility and had no alternative future use. Accordingly, this amount was immediately expensed in the consolidated statement of operations upon acquisition. The value assigned to IPR&D was determined by identifying research projects in areas for which technological feasibility had not been established. The value was determined by estimating the costs to develop the IPR&D into commercially viable products, estimating the resulting net cash flows from such projects, and discounting the net cash flows back to their present value.

     In estimating the net discounted cash flows from such projects, no material changes from historical pricing, margins and expense levels were anticipated. The most significant and uncertain assumptions included completion of the products in process on schedule, expectations about revenue growth and eventual replacement of these products with new products over a three to four year period. No residual cash flows of the Company were assumed to relate to IPR&D. The discount rate of 25% included a factor that takes into account the uncertainty surrounding the successful development of the IPR&D. Additionally, consideration was given to the stage of completion of each research and development project at the date of acquisition.

     The acquired IPR&D includes the Plant*Master and other products. The Company estimated that these products were approximately 50% complete at the date of acquisition based on costs incurred through the date of acquisition as compared to total estimated expenditures over the product's development cycle. Estimated future development costs totaled approximately $600 at the time of acquisition. The Company released these products during 2000.

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

                      CAMINUS CORPORATION AND SUBSIDIARIES

     Acquired technology represents the fair value of applications and technologies existing at the date of acquisition. Other intangible assets represent the fair value of other acquired intangible assets including primarily customer lists and work force in place. Goodwill represents the excess of the purchase price over the fair value of identifiable tangible and intangible assets acquired.

     In July 1999, DCS declared a dividend to the existing shareholders to cover the estimated tax liability associated with the sale of DCS to the Company. This dividend amounted to $184 and was paid during 2000.

UNAUDITED PRO FORMA FINANCIAL INFORMATION

     The above acquisitions were accounted for using the purchase method. Had the acquisitions of Nucleus and DC Systems occurred on January 1, 1999 the unaudited pro forma revenues, net loss and basic and diluted net loss per share for the years ended December 31, 2000 and 1999 would have been: $58,538 and $31,083; $18,148 and $19,827; and $1.20 and $2.22, respectively. The per share amounts were based on a weighted average number of shares outstanding of 15,099 and 8,917 for 2000 and 1999, respectively. These results, which give effect to certain adjustments, including the amortization of goodwill and other intangible assets, provision for income taxes and additional shares outstanding are not necessarily indicative of results that would have occurred had the acquisitions been consummated on January 1, 1999 or that may be obtained in the future.

5. INVESTMENTS IN MARKETABLE SECURITIES

     The Company invests its excess cash in investment-grade debt instruments of state and municipal governments and their agencies and high quality corporate issuers. All instruments with maturities at the time of purchase greater than three months and maturities less than twelve months from the balance sheet date are considered short-term investments, and those with maturities greater than twelve months from the balance sheet date are considered long-term investments.

     The Company's marketable securities are classified as available-for-sale and are reported at fair value, with unrealized gains and losses, net of tax, recorded in stockholders' equity.

                                                           DECEMBER 31, 2000
                                          ---------------------------------------------------
                                            GROSS        GROSS         GROSS
                                          AMORTIZED    UNREALIZED    UNREALIZED
                                            COSTS        GAINS         LOSSES      FAIR VALUE
                                          ---------    ----------    ----------    ----------
Municipal bonds.........................   $16,778        $107          --          $16,885
Corporate debt securities...............     7,820          76          --            7,896
                                           -------        ----           --         -------
                                           $24,598        $183          --          $24,781
                                           =======        ====           ==         =======

     The contractual maturities of available-for-sale debt securities are as follows:

                                                       DECEMBER 31, 2000
                                                       -----------------
Due within one year..................................       $12,368
Due after one year through two years.................        12,413
                                                            -------
                                                            $24,781
                                                            =======

                      CAMINUS CORPORATION AND SUBSIDIARIES

6. FIXED ASSETS

     Fixed assets consist of the following:

                                                              DECEMBER 31,
                                                            -----------------
                                                             2000       1999
                                                            -------    ------
Computer hardware, software and office equipment..........  $ 3,737    $1,721
Furniture, fixtures and leasehold improvements............    2,642       545
Automobiles...............................................       --        14
                                                            -------    ------
                                                              6,379     2,280
Less accumulated depreciation and amortization............   (1,489)     (635)
                                                            -------    ------
                                                            $ 4,890    $1,645
                                                            =======    ======

     Depreciation expense for the years ended December 31, 2000 and 1999 and for the period from Inception through December 31, 1998 amounted to $1,006, $468 and $169, respectively.

     In December 2000, the Company relocated its headquarter offices in New York City resulting in a disposal and write-off of furniture, fixtures, and leasehold improvements with a net book value of $451.

7. INTANGIBLE ASSETS

     The intangible assets arising from the acquisition transactions discussed in Note 4 are as follows:

                                                             DECEMBER 31,
                                                         --------------------
                                                           2000        1999
                                                         --------    --------
Acquired technology....................................  $  7,367    $  4,407
Goodwill...............................................    42,391      30,362
Other intangible assets................................     8,067       5,060
                                                         --------    --------
                                                           57,825      39,829
Less accumulated amortization..........................   (22,710)    (10,988)
                                                         --------    --------
                                                         $ 35,115    $ 28,841
                                                         ========    ========

     Amortization expense for acquired technology for the years ended December 31, 2000 and 1999 and for the period from Inception through December 31, 1998 amounted to $1,566, $1,057 and $300, respectively. Amortization expense for goodwill for the years ended December 31, 2000 and 1999 and for the period from Inception through December 31, 1998 amounted to $8,681, $6,671 and $1,874, respectively. Amortization expense for other intangible assets for the years ended December 31, 2000 and 1999 and for the period from Inception through December 31, 1998 amounted to $1,475, $846 and $240, respectively.

                      CAMINUS CORPORATION AND SUBSIDIARIES

8. ACCRUED LIABILITIES

     Accrued liabilities consist of the following:

                                                               DECEMBER 31,
                                                             ----------------
                                                              2000      1999
                                                             ------    ------
Accrued bonuses and commissions............................  $4,990    $2,600
Accrued professional fees..................................     584     1,466
Accrued rent expense.......................................     549        --
Accrued management fees....................................      --       253
Other accrued expenses.....................................   1,998       643
                                                             ------    ------
                                                             $8,121    $4,962
                                                             ======    ======

9. DEFERRED REVENUE

     Deferred revenue consists of the following:

                                                               DECEMBER 31,
                                                             ----------------
                                                              2000      1999
                                                             ------    ------
Deferred license revenue...................................  $  541    $1,430
Deferred maintenance revenue...............................   3,325       641
Deferred consulting revenue................................     202        --
                                                             ------    ------
                                                             $4,068    $2,071
                                                             ======    ======

     Deferred revenue consists of cash received from customers or amounts billed in advance of revenue recognition.

10. CREDIT FACILITY

     On June 23, 1999, the Company entered into a credit agreement with Fleet Bank ("the Bank"), pursuant to which the Company could borrow up to $5,000 under a revolving loan and a working capital loan. Pursuant to the agreement, the Company was required to repay the facilities in full upon the event of a public offering of common stock. Accordingly, the Company repaid all amounts outstanding under the loan in February 2000 and the facility was terminated.

     The revolving loan provided the Company with borrowing capacity of up to $2,500. The borrowing base under the working capital loan was equal to 85% of eligible receivables, less $500, and in the aggregate, could not exceed $2,500.

     Credit facilities under the agreement bore interest at either the Bank's reference rate, generally equivalent to prime rate, or LIBOR plus an applicable margin (may vary between 2.5% and 3% depending on certain ratios of the Company as defined in the agreement). The applicable borrowing rate at December 31, 1999 was 8.5%.

     Borrowing under the loans on December 31, 1999 amounted to $3,050, of which $2,000 was related to the revolving loan and $1,050 was related to the working capital loan.

                      CAMINUS CORPORATION AND SUBSIDIARIES

11. INCOME TAXES

     The provision for income taxes consists of the following:

                                                                YEAR ENDED
                                                               DECEMBER 31,
                                                              --------------
                                                               2000     1999
                                                              ------    ----
Current tax provision
  Foreign taxes.............................................  $2,315    $591
  State and City............................................      --      55
                                                              ------    ----
          Total current tax provision.......................   2,315     646
                                                              ------    ----
Deferred tax provision
  Foreign...................................................      --      --
  State and City............................................      --      --
                                                              ------    ----
          Total deferred tax provision......................      --      --
                                                              ------    ----
Provision for income taxes..................................  $2,315    $646
                                                              ======    ====

     The provision for income taxes differs from income tax expense at the statutory U.S. Federal income tax rate for the following reasons:

                                                               YEAR ENDED
                                                              DECEMBER 31,
                                                             ---------------
                                                              2000      1999
                                                             -------    ----
Income taxes at statutory US Federal income tax rate.......  $(4,488)   $ --
Local income taxes, net of Federal income tax benefit......       --      55
Tax-exempt investment income...............................     (122)     --
Loss allocable to Caminus LLC..............................      394      --
Nondeductible IPO-related expenses.........................    2,540      --
Other nondeductible expenses...............................    1,504      --
Foreign tax rate differential..............................     (430)    591
Increase in valuation allowance............................    3,206      --
Other......................................................     (289)     --
                                                             -------    ----
Provision for income taxes, at effective rate..............  $ 2,315    $646
                                                             =======    ====

     The tax effects of temporary differences that give rise to the net deferred tax assets as of December 31, 2000 and 1999 are as follows:

                                                               DECEMBER 31,
                                                              --------------
                                                               2000     1999
                                                              ------    ----
Goodwill amortization.......................................  $2,246    $ --
Other intangible assets amortization........................     794      --
Deferred revenue............................................     179     418
Federal net operating loss carryforwards....................   1,275      --
                                                              ------    ----
                                                               4,494     418
Less: valuation allowance...................................   3,206      --
                                                              ------    ----
                                                              $1,288    $418
                                                              ======    ====

                      CAMINUS CORPORATION AND SUBSIDIARIES

     As of December 31, 2000, the Company has a U.S. tax net operating loss carryforward of approximately $3,750 expiring in 2020. At December 31, 2000, the Company provided a valuation allowance of $3,206 against its net deferred tax assets due to the uncertainty of realization of these assets.

12. 401(K) SAVINGS PLAN

     ZNLP (the "Prior Plan Sponsor") had previously maintained a 401(k) Savings Plan (the "Plan"). Caminus LLC became the sponsor of the Plan upon its acquisition of the Prior Plan Sponsor. On January 27, 2000, the Company assumed sponsorship of the Plan, which was renamed the Caminus Corporation 401(k) Savings Plan on November 1, 2000. All domestic employees of the Company are eligible to participate in the Plan upon completion of six months of service with the Company. Eligible employees may contribute up to 15% of their annual compensation to the Plan on a pre-tax basis. Participant contributions to the Plan are fully vested. In addition, under the terms of the Plan, the Company, at its discretion, may match all or a portion of a participant's contribution to the Plan up to a maximum contribution of $1,000 per participant. The Company matching contribution is determined at calendar year end and is payable only to those participants employed on that day. Participants become vested in Company matching contributions to the Plan at the rate of 20% per year of service with the Company. For the years ended December 31, 2000, 1999 and for the period from Inception through December 31, 1998, the Company elected to match 100% of participant contributions up to a maximum of $1,000 per participant. The 401(k) expense for the years ended December 31, 2000 and 1999 and for the period from Inception through December 31, 1998 totaled $95, $82 and $30, respectively.

13. STOCK OPTION AND PURCHASE PLANS

     In May 1998, ZNLP established its stock option plan (the "ZNLP Plan"). Upon closing of the purchase of the remaining 29% of ZNLP by the Company on December 31, 1998, Caminus canceled the options outstanding under the ZNLP Plan and issued to the employees options to purchase shares of Caminus common stock. Costs associated with this transaction were accounted for as part of the ZNLP acquisition purchase price. In February 1999, the Board of Directors approved the adoption of the ZNLP Plan for all eligible Caminus employees (the "1998 Plan"). In September 1999, the Company established a new stock option plan (the "1999 Plan"). All future grants will be made under the 1999 Plan. Both the 1998 Plan and the 1999 Plan provide for the issuance of stock options to key employees and consultants of the Company. Under the terms of the plans, incentive stock options are granted to purchase common stock in the Company at a price not less than 100% of the fair market value on the date of grant. The options generally vest over a period of four years and are exercisable for a period of ten years from the date of grant. Under the 1998 Plan, the Company reserved 818 shares of common stock. The Company has reserved 1,219 shares of common stock for issuance under the 1999 Plan, 717 of which are subject to shareholder approval.

     The following table summarizes the Company's option plan activity under the 1999 Plan:

                                                                   1999 PLAN
                                 -----------------------------------------------------------------------------
                                    SHARES UNDER OPTION           WEIGHTED                         WEIGHTED
                                 --------------------------       AVERAGE          OPTIONS         AVERAGE
                                 INCENTIVE    NON-INCENTIVE    EXERCISE PRICE    EXERCISABLE    EXERCISE PRICE
                                 ---------    -------------    --------------    -----------    --------------
OUTSTANDING DECEMBER 31,
  1999.........................      --            --              $   --
Granted........................     579            34               17.33
Exercised......................      --            --                  --
Cancelled......................     (29)           --               12.99
                                    ---            --                                 --
OUTSTANDING DECEMBER 31,
  2000.........................     550            34               17.54            --              $ --
                                    ===            ==                                 --

                      CAMINUS CORPORATION AND SUBSIDIARIES

     The following table summarizes information about stock options outstanding under the 1999 Plan at December 31, 2000:

                               OPTIONS OUTSTANDING
                 -----------------------------------------------
                               WEIGHTED AVERAGE      WEIGHTED
   RANGE OF        NUMBER         REMAINING          AVERAGE
EXERCISE PRICES  OUTSTANDING   CONTRACTUAL LIFE   EXERCISE PRICE
---------------  -----------   ----------------   --------------
$11.95 - $22.63      471          9.5 years           $14.66
    $29.63           113          9.9 years            29.63
                     ---
                     584                               17.54
                     ===

     The following table summarizes the Company's option plan activity under the 1998 Plan:

                                                                   1998 PLAN
                                 -----------------------------------------------------------------------------
                                    SHARES UNDER OPTION           WEIGHTED                         WEIGHTED
                                 --------------------------       AVERAGE          OPTIONS         AVERAGE
                                 INCENTIVE    NON-INCENTIVE    EXERCISE PRICE    EXERCISABLE    EXERCISE PRICE
                                 ---------    -------------    --------------    -----------    --------------
OUTSTANDING AT INCEPTION
  (APRIL 29, 1998).............      --            --              $  --
Granted........................     605            --               2.74
Exercised......................      --            --                 --
Cancelled......................      --            --                 --
                                   ----             --                               ---
OUTSTANDING DECEMBER 31,
  1998.........................     605            --               2.74              --            $  --
                                   ----             --                               ---
Granted........................     392            --               7.29
Exercised......................      --            --                 --
Cancelled......................     (55)           --               2.97
                                   ----             --                               ---
OUTSTANDING DECEMBER 31,
  1999.........................     942            --               4.62             202            $2.76
                                   ----             --                               ---
Granted........................       9            --              13.97
Exercised......................    (215)           --               3.25
Cancelled......................    (178)           --               3.87
                                   ----             --                               ---
OUTSTANDING DECEMBER 31,
  2000.........................     558            --               5.55             108            $6.17
                                   ====             ==                               ---

     The following table summarizes information about stock options outstanding under the 1998 Plan at December 31, 2000:

                               OPTIONS OUTSTANDING
                 -----------------------------------------------
                               WEIGHTED AVERAGE      WEIGHTED
   RANGE OF        NUMBER         REMAINING          AVERAGE
EXERCISE PRICES  OUTSTANDING   CONTRACTUAL LIFE   EXERCISE PRICE
---------------  -----------   ----------------   --------------
$2.74 - $5.78        442          7.7 years           $ 4.06
$9.03 - $13.97       116          8.7 years            11.21
                     ---
                     558                                5.55
                     ===

     At December 31, 2000, options to purchase 635 shares were available for grant under the 1999 Plan.

     The Company applies APB 25 and related interpretations in accounting for its plans and other stock-based compensation issued to employees. During the period from Inception through December 31, 1998 the Company did not recognize compensation expense related to option grants. For the years ended December 31, 2000 and 1999, the Company recognized $167 and $164 of compensation expense, respectively, associated with options granted to employees with exercise prices below fair market value on the date of grant.

                      CAMINUS CORPORATION AND SUBSIDIARIES

     Had compensation cost for the Company's option plans been determined based upon the fair value at the grant date for awards under the plans consistent with the methodology prescribed under SFAS 123, the Company's net loss would have been increased by approximately $635, $315 and $67 for the years ended December 31, 2000 and 1999 and for the period from Inception through December 31, 1998, respectively. This additional compensation expense would have resulted in a net loss and net loss per share of $16,151 and $1.08, $8,925 and $1.05, and $10,438 and $1.42 for the years ended December 31, 2000 and 1999 and for the period from Inception through December 31, 1998, respectively. The fair values of options granted to employees have been determined on the date of the respective grant using the Black-Scholes option pricing model incorporating the following weighted average assumptions: (1) risk-free interest rate of 5.75% to 5.94% for 2000, 4.88% to 6.20% for 1999 and 5.50% for 1998; (2) dividend yield of 0.00%;
(3) expected life of five years; and (4) volatility of 60% for 2000 and 1999 and 40% for 1998.

     The pro forma effects above may not be representative of the effects on future years because options vest over several years and new grants generally are made each year.

     Effective September 30, 1999, the Company adopted an employee stock purchase plan to provide employees who meet eligibility requirements an opportunity to purchase shares of its common stock through payroll deductions of up to 10% of eligible compensation. Bi-annually, participant account balances are used to purchase shares of stock at 85% of the fair market value of shares on the exercise date or the offering date. The plan remains in effect unless terminated by the Board of Directors. A total of 95 shares are available for purchase under the plan. In 2000, 33 shares were purchased under the plan for $451.

14. COMMITMENTS AND CONTINGENCIES

     The Company leases office space in New York City, London, Cambridge, Dallas and Houston under long-term leases.

     Future minimum annual lease commitments are as follows:

2001.......................................................  $ 2,243
2002.......................................................    2,087
2003.......................................................    1,724
2004.......................................................    1,706
2005.......................................................    1,615
Thereafter.................................................    8,265
                                                             -------
                                                             $17,640
                                                             =======

     Rent expense for the years ended December 31, 2000 and 1999 and for the period from Inception through December 31, 1998 was $2,232, $1,009 and $321, respectively.

     From time to time, in the ordinary course of business, the Company is subject to legal proceedings. While it is not possible to determine the ultimate outcome of such matters, it is management's opinion that the resolution of any pending issues will not have a material adverse effect on the financial position, results of operations or cash flows of the Company.

15. RELATED PARTY TRANSACTIONS

SS&C TECHNOLOGIES, INC. ("SS&C")

     In May 1998, SS&C purchased 1,762 shares of common stock for $3,000 of cash and the contribution of an exclusive distribution agreement for 39 months to sell certain products developed by SS&C having an initial value of $2,500. In addition, SS&C was granted a warrant to purchase an additional 801 shares of common stock with an exercise price of $0.11 per share. The original distribution agreement was capitalized as

                      CAMINUS CORPORATION AND SUBSIDIARIES
an asset and would have been amortized to income on a straight line basis over its life. Under the terms of the original distribution agreement, the warrant would vest and become exercisable at the earlier of 39 months from the grant or the sale or public offering of the Company. The number of shares exercisable was dependent on the revenue levels derived from the sales of SS&C products by the Company. No value was assigned to this warrant due to the great uncertainty as to the amount of revenue, if any, that would be derived under the original distribution agreement. The Company initially expected that the Caminus and SS&C products would complement each other. However, Caminus later determined that it would not invest its resources to sell this product.

     On December 31, 1998, the Company repurchased all of the common stock and the warrant to acquire common stock held by SS&C for total consideration of approximately $4,911. The consideration of $4,911, which was recorded as treasury stock, consisted of cash of approximately $2,300, the net value of the cancelled distribution agreement of approximately $2,200 and the issuance of an option to acquire 277 shares of common stock of the Company for $1,800 (the "SS&C Option"), which has been valued at approximately $500 using the Black-Scholes option pricing model. The SS&C Option was fully vested as of December 31, 1998 and expires on December 31, 2003. As of December 31, 1998, the Company recorded a note payable for the cash portion of the repurchase of equity. The SS&C Option was exercised in February 2000 in connection with the IPO and resulted in the issuance of 277 shares of common stock.

     Simultaneously with the repurchase of the SS&C shares of common stock, the Company entered into a distribution agreement with SS&C (the "Distribution Agreement"). This agreement gives the Company the exclusive right to sell the same SS&C software products as the original distribution agreement into the energy market. Total guaranteed minimum payments under the terms of the Distribution Agreement, as amended, were $2,750 which were paid in full as of December 31, 2000.

     As of December 31, 1998, the Company had not sold any of the SS&C products acquired under the Distribution Agreement. Further, the Company does not have an active plan to sell the software, which was acquired pursuant to the terms of the distribution agreement. Because the Company has not resold any SS&C software, nor does it have a formal plan in place to resell this software, the total guaranteed minimum payments to SS&C as stipulated in the Distribution Agreement were recorded as a charge in the statement of operations. The amount of $2,750 has been included in "Amortization of intangible assets" in the consolidated statement of operations for the period from Inception through December 31, 1998.

OTHER TRANSACTIONS

     On October 21, 1998, in connection with his employment with the Company, the Chief Executive Officer ("CEO") was loaned $1,000 by the Company in order to acquire shares of common stock. The loan bears interest at a rate of 9%, and all accrued and unpaid interest was payable upon maturity in October 2008. In addition, on October 21, 1998, the Company loaned the CEO $100. The loan bore interest at a rate of 9%. The $100 loan was repaid, including interest, in November 1999.

     Additionally, in connection with the CEO's employment agreement, if certain performance criteria and other conditions are met, the CEO would receive a bonus based on forgiveness of the entire outstanding amount of the $1,000 loan plus accrued interest as well as additional shares of common stock. Such amounts were earned upon the IPO and resulted in a compensation related charge in the quarter ended March 31, 2000 of $3,563.

     During 2000 and 1999, Caminus made distributions of $452 and $80, respectively, to its shareholders, for the estimated tax associated with the former LLC's taxable income.

     In connection with the acquisition of the 29% minority interest in ZNLP, the earnout payments to the shareholder of ZNLP were guaranteed. The remaining amounts owed are included in "payable to related parties" in the consolidated balance sheets.

                      CAMINUS CORPORATION AND SUBSIDIARIES

     On September 1, 1998, in connection with his employment with the Company, an employee was loaned $75 by the Company to acquire a portion of his shares of common stock. The loan bore interest at a rate of 9% and was repaid in April 2000.

     Upon the IPO closing in February 2000, the Company paid two officers of the Company (former shareholders of CEL) a special bonus of $476.

     As outlined in the former LLC Agreement, the Company was required to pay to GFI Energy Ventures ("GFI"), a shareholder of the Company, an annual management fee as consideration for financial, tax and general and administrative services. This fee was calculated as 1% of the shareholders aggregate adjusted capital contribution. Total management fees incurred for the year ended December 31, 1999 and for the period from Inception through December 31, 1998 were approximately $377 and $160, respectively. In November 1999, the Company agreed to terminate its advisory arrangement with GFI effective as of the IPO closing in February 2000. As consideration, the Company paid GFI $1,300 from the net proceeds of the initial public offering.

16. CONCENTRATION OF CREDIT RISK

     Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of trade accounts receivable. The Company controls this risk through credit approvals, customer limits and monitoring procedures. Additionally, the Company can limit the amount of maintenance and support provided to its customers in the event of non-payment. During the years ended December 31, 2000 and 1999 and the period from Inception through December 31, 1998, there were no customers who represented more than 10% of consolidated revenues. At December 31, 1999 the combined balances of two customers represented 31% of accounts receivable, net.

17. SEGMENT REPORTING

     The Company has two reportable segments: software and strategic consulting. Software comprises the licensing of the Company's software products and the related implementation and maintenance services. Strategic consulting provides energy market participants with professional advice regarding where and how to compete in their respective markets. In evaluating financial performance, management uses earnings before interest, income taxes, depreciation and amortization, non-cash compensation expense, the write-off of acquired IPR&D, IPO-related expenses and loss on office relocation ("Adjusted EBITDA") as the measure of a segment's profit or loss.

     The accounting policies of the reportable segments are the same as those described in Note 2. There are no inter-segment revenues or expenses between the two reportable segments. The following table illustrates the financial results of the two reportable segments:

                      CAMINUS CORPORATION AND SUBSIDIARIES

                                                                                             PERIOD FROM
                                      YEAR ENDED                    YEAR ENDED            INCEPTION THROUGH
                                  DECEMBER 31, 2000              DECEMBER 31, 1999        DECEMBER 31, 1998
                           --------------------------------   -----------------------   ----------------------
                                      STRATEGIC                            STRATEGIC                STRATEGIC
                           SOFTWARE   CONSULTING    OTHER      SOFTWARE    CONSULTING   SOFTWARE    CONSULTING
                           --------   ----------   --------   ----------   ----------   --------    ----------
Operating Results:
  Revenues:
     Licenses............  $24,573      $   --     $     --    $12,538       $   --     $ 3,639      $    --
     Software services...   18,576          --           --      7,816           --       3,091           --
     Strategic
       consulting........       --       8,565           --         --        6,556          --        2,896
                           -------      ------     --------    -------       ------     -------      -------
          Total
            revenues.....  $43,149      $8,565     $     --    $20,354       $6,556     $ 6,730      $ 2,896
                           =======      ======     ========    =======       ======     =======      =======
Adjusted EBITDA..........  $ 6,503      $3,776           --    $ 1,448       $1,827     $   366      $   (10)
Non-cash compensation
  expense................     (167)         --           --       (968)          --          --           --
Acquired IPR&D...........       --          --           --     (1,000)          --      (4,822)          --
Loss on office
  relocation.............       --          --     $   (508)        --           --          --           --
IPO-related expenses.....       --          --      (12,335)        --           --          --           --
                           -------      ------     --------    -------       ------     -------      -------
                             6,336       3,776      (12,843)      (520)       1,827      (4,456)         (10)
Depreciation and
  amortization...........  (10,553)     (2,175)          --     (6,872)      (2,171)     (4,247)      (1,420)
                           -------      ------     --------    -------       ------     -------      -------
Operating loss...........  $(4,217)     $1,601     $(12,843)   $(7,392)      $ (344)    $(8,703)     $(1,430)
                           =======      ======     ========    =======       ======     =======      =======
Other Data:
Capital expenditures.....  $ 3,019      $1,329                 $   914       $  295     $   380      $   121
                           =======      ======                 =======       ======     =======      =======

                                               AS OF                          AS OF                    AS OF
                                         DECEMBER 31, 2000              DECEMBER 31, 1999        DECEMBER 31, 1998
                                  --------------------------------   -----------------------   ---------------------
         Total assets...........  $ 90,900    $13,145     $     --    $34,291      $ 7,187     $24,478     $ 6,591
                                  ========    =======                 =======      =======     =======     =======

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

     Geographic information for the Company, for the years ended December 31, 2000 and 1999 and for the period from Inception through December 31, 1998 is summarized in the table below. The Company's international revenues were derived primarily from the United Kingdom and the Company's international long-lived assets at December 31, 2000, 1999 and 1998 resided primarily in the United Kingdom.

                                                                 YEAR ENDED
                                                                DECEMBER 31,         PERIOD FROM
                                                              -----------------   INCEPTION THROUGH
                                                               2000      1999     DECEMBER 31, 1998
                                                              -------   -------   -----------------
Revenues:
United States...............................................  $30,733   $14,644        $5,743
International (principally the United Kingdom)..............   20,981    12,266         3,883
                                                              -------   -------        ------
                                                              $51,714   $26,910        $9,626
                                                              =======   =======        ======

                                                                  AS OF DECEMBER 31,
                                                              ---------------------------
                                                               2000      1999      1998
                                                              -------   -------   -------
Long-lived assets (includes all non-current assets):
  United States.............................................  $51,721   $27,335   $19,682
  International (principally the United Kingdom)............  $ 2,456   $ 3,170   $ 5,066

                      CAMINUS CORPORATION AND SUBSIDIARIES

18. SUPPLEMENTAL CASH FLOW INFORMATION

                                                                YEAR ENDED
                                                               DECEMBER 31,        PERIOD FROM
                                                              ---------------   INCEPTION THROUGH
                                                               2000     1999    DECEMBER 31, 1998
                                                              ------   ------   -----------------
Unrealized gain on available for sale securities............  $  183   $   --        $    --
Issuance of equity in connection with the acquisition of
  Nucleus...................................................   3,757       --             --
Accrual of SS&C option buyback..............................      --      250             --
Issuance of equity in connection with the acquisition of DC
  Systems...................................................      --    3,000             --
Notes payable issued in connection with the acquisition of
  Zai*Net Software, L.P.....................................      --       --          4,375
Issuance of equity in connection with the acquisition of
  Caminus Energy Limited....................................      --       --          3,000
Issuance of equity for the contributed distribution
  agreement.................................................      --       --          2,500
Issuance of equity in connection with the acquisition of
  Zai*Net Software, L.P. minority interest..................      --       --         10,339
Purchase of treasury stock by issuing a note payable,
  $2,250, cancellation of the original distribution
  agreement, $2,167, and grant of an option to acquire
  common stock of the Company, $494.........................      --       --          4,911
Notes receivable for sale of stock..........................      --       --          1,000
Interest paid...............................................      27      285             --
Income taxes paid...........................................      90       --             --

19. QUARTERLY FINANCIAL DATA (UNAUDITED)

     The following table sets forth certain quarterly financial information for fiscal 2000:

                                                                   QUARTER ENDED
                                           --------------------------------------------------------------
                                           MARCH 31,   JUNE 30,   SEPTEMBER 30,   DECEMBER 31,
                                             2000        2000         2000            2000        TOTAL
                                           ---------   --------   -------------   ------------   --------
Revenues.................................  $  8,520    $11,207       $14,717        $17,270      $ 51,714
Gross profit.............................  $  5,672    $ 8,305       $10,189        $12,229      $ 36,395
Net loss.................................  $(14,013)   $  (586)      $  (369)       $  (548)     $(15,516)
Basic and diluted net loss per share.....  $  (1.05)   $ (0.04)      $ (0.02)       $ (0.03)     $  (1.04)

     The following table sets forth certain quarterly financial information for fiscal 1999:

                                                                    QUARTER ENDED
                                            -------------------------------------------------------------
                                            MARCH 31,   JUNE 30,   SEPTEMBER 30,   DECEMBER 31,
                                              1999        1999         1999            1999        TOTAL
                                            ---------   --------   -------------   ------------   -------
Revenues..................................   $ 5,236    $ 6,007       $ 7,283        $ 8,384      $26,910
Gross profit..............................   $ 3,655    $ 4,053       $ 4,967        $ 5,848      $18,523
Net loss..................................   $(1,225)   $(1,439)      $(3,578)       $(2,368)     $(8,610)
Basic and diluted net loss per share......   $ (0.15)   $ (0.18)      $ (0.43)       $ (0.26)     $ (1.01)

     The sum of the quarterly net loss per share amounts do not always equal the annual amount reported, as per share amounts are computed independently for each quarter and for the twelve months based on the weighted average common and common equivalent shares outstanding in each such period. In 2000, the annual loss per share was also impacted by the issuance of a significant number of shares from the Company's IPO.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholder of ZAI*NET Software, Inc.

     In our opinion, the accompanying balance sheet, and the related statement of operations and retained earnings and statement of cash flow present fairly, in all material respects, the financial position of ZAI*NET Software, Inc. at April 30, 1998, and the results of its operations and its cash flows for the four months ended April 30, 1998, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for the opinion expressed above.

     As discussed in Note 11, as of December 31, 1998, ZAI*NET Software, Inc. sold 100% of its assets to GFI Caminus LLC.

                                          PRICEWATERHOUSECOOPERS LLP

New York, New York
August 28, 1998

                             ZAI*NET SOFTWARE, INC.

                                 BALANCE SHEET

                                                              APRIL 30,
                                                                 1998
                                                              ----------
ASSETS
Current assets:
  Cash and cash equivalents.................................  $1,097,742
  Certificate of deposit....................................      54,355
  Accounts receivable.......................................   1,678,491
  Prepaid expenses and other current assets.................     125,487
                                                              ----------
          Total current assets..............................   2,956,075
                                                              ----------
Fixed assets, net...........................................     302,078
Other assets................................................      11,950
                                                              ----------
          Total assets......................................  $3,270,103
                                                              ==========
LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
  Accounts payable..........................................  $  188,407
  Accrued expenses..........................................     991,875
  Deferred revenue..........................................   1,435,084
                                                              ----------
          Total liabilities.................................   2,615,366
                                                              ----------
Stockholder's equity:
  Common stock, without par value; 2,000 shares authorized;
     480 shares issued and outstanding......................           1
  Retained earnings.........................................     654,736
                                                              ----------
          Total stockholder's equity........................     654,737
                                                              ----------
          Total liabilities and stockholder's equity........  $3,270,103
                                                              ==========

   The accompanying notes are an integral part of these financial statements.

                             ZAI*NET SOFTWARE, INC.

                 STATEMENT OF OPERATIONS AND RETAINED EARNINGS

                                                              FOUR MONTHS
                                                                 ENDED
                                                               APRIL 30,
                                                                 1998
                                                              -----------
REVENUES:
  Licenses..................................................  $1,495,221
  Software services.........................................   1,334,473
                                                              ----------
          Total revenues....................................   2,829,694
                                                              ----------
COST OF REVENUES............................................     734,242
                                                              ----------
          Gross profit......................................   2,095,452
                                                              ----------
OPERATING EXPENSES:
  Research and development..................................     580,031
  Selling, general and administrative.......................   1,079,391
                                                              ----------
          Total operating expenses..........................   1,659,422
                                                              ----------
INCOME FROM OPERATIONS......................................     436,030
                                                              ----------
Interest income, net........................................       8,294
                                                              ----------
Income before provision for income taxes....................     444,324
                                                              ----------
Provision for income taxes..................................      23,816
                                                              ----------
          NET INCOME........................................     420,508
                                                              ----------
RETAINED EARNINGS, BEGINNING OF PERIOD......................     234,228
                                                              ----------
RETAINED EARNINGS, END OF PERIOD............................  $  654,736
                                                              ==========

   The accompanying notes are an integral part of these financial statements.

                             ZAI*NET SOFTWARE, INC.

                            STATEMENT OF CASH FLOWS

                                                              FOUR MONTHS
                                                                 ENDED
                                                               APRIL 30,
                                                                 1998
                                                              -----------
Cash flows from operating activities:
  Net income................................................  $  420,508
                                                              ----------
  Adjustments to reconcile net income to net cash provided
     by operating activities:
     Depreciation and amortization..........................      46,141
     Changes in operating assets and liabilities:
     Accounts receivable....................................      26,060
     Prepaid expenses and other current assets..............     (96,553)
     Other assets...........................................      (1,710)
     Accounts payable.......................................       3,132
     Accrued expenses.......................................     560,434
     Deferred revenue.......................................      95,650
                                                              ----------
Net cash provided by operating activities...................   1,053,662
                                                              ----------
Cash flows from investing activities:
  Purchases of fixed assets.................................     (99,881)
                                                              ----------
Net cash used in investing activities.......................     (99,881)
                                                              ----------
Cash flows from financing activities:
Repayment of notes payable for repurchase of options........      (3,000)
                                                              ----------
Net cash used in financing activities.......................      (3,000)
                                                              ----------
Net increase in cash and cash equivalents...................     950,781
Cash and cash equivalents, beginning of period..............     146,961
                                                              ----------
Cash and cash equivalents, end of period....................  $1,097,742
                                                              ==========
Supplemental disclosures of cash flow information:
  Cash paid during the year for:
     Interest...............................................  $       --

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

                             ZAI*NET SOFTWARE, INC.

INCOME TAXES

     The Company has elected to be treated as a Subchapter S Corporation for federal and state income tax purposes. Accordingly, the sole stockholder of the Company is responsible for federal and state income taxes resulting from the Company's earnings. The Company is subject to certain other state and city taxes, which are charged to operations as incurred.

     The Company accounts for income taxes under the requirements of SFAS 109, "Accounting for Income Taxes," which uses an asset and liability approach to measure income tax expense. The asset and liability approach requires the recognition of deferred tax assets and liabilities for the expected future consequences of temporary differences between the financial statement amounts and the tax basis of certain assets and liabilities. At April 30, 1998, $77,486 was recorded for state and local income taxes payable by the Company. Subsequent to April 30, 1998, the tax status of the Company changed. Refer to Note 11, subsequent events, for further details.

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

2. FIXED ASSETS

     Fixed assets consist of the following:

                                                            APRIL 30,
                                                              1998
                                                            ---------
Computer and office equipment.............................  $658,591
Furniture and fixtures....................................    73,530
Automobile................................................    21,403
                                                            --------
                                                             753,524
Less -- Accumulated depreciation and amortization.........   451,446
                                                            --------
                                                            $302,078
                                                            ========

                             ZAI*NET SOFTWARE, INC.

3. ACCRUED EXPENSES

     Accrued expenses consist of the following:

                                                            APRIL 30,
                                                              1998
                                                            ---------
Payroll and benefits......................................  $397,382
Legal and professional fees...............................   363,073
Litigation settlement.....................................   175,000
Other expenses............................................    56,420
                                                            --------
                                                            $991,875
                                                            ========

4. EMPLOYEE STOCK OPTIONS

     In August 1996, the Company repurchased, from a former employee, options to purchase 5 shares of the Company's common stock in exchange for a $20,000 non-interest bearing note. Payments of this note are in monthly installments of $1,000 commencing August 1, 1996. The note was repaid in full in March 1998.

     The following table summarizes the Company's stock option activity for the four months ended April 30, 1998:

                                                             FOUR MONTHS ENDED
                                                               APRIL 29, 1998
                                                          ------------------------
                                                                       WEIGHTED
                                                                       AVERAGE
                                                                    EXERCISE PRICE
                                                          SHARES      PER SHARE
                                                          ------    --------------
Outstanding at beginning of period......................   300          $3,799
Granted.................................................    --              --
Exercised...............................................    --              --
Canceled................................................    --              --
Repurchased.............................................    --              --
Outstanding at end of period............................   300          $3,799
Options exercisable at period end.......................   300          $3,799

     The range of exercise prices for options outstanding at April 30, 1998 was $1,000 -- $4,400.

     The weighted average remaining contractional life for options with a weighted average exercise price of $3,799 is 7.8 years.

     The Company continues to apply APB 25, "Accounting for Stock Issued to Employees," in accounting for stock options issued to employees. Accordingly, no compensation expense has been recognized for its stock based compensation plans. Had compensation cost for the Company's stock option plan been determined based on the fair value at the grant date, consistent with the methodology prescribed under Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," the impact on net income for the four months ended April 30, 1998 would not have been material.

5. 401(K) SAVINGS PLAN

     The Company maintains a 401(k) Savings Plan (the "Plan"). Employees are eligible to participate in the Plan upon completion of six months of service with the Company. Eligible employees may contribute up to 15% of their annual compensation to the Plan on a pre-tax basis. Participant contributions to the Plan are immediately vested. In addition, under the terms of the Plan, the Company, at its discretion, may match all or

                             ZAI*NET SOFTWARE, INC.

a portion of a participant's contribution to the Plan up to 10% of the participant's compensation. This matching percentage is determined by the Company prior to the start of each Plan year. The Company matching contribution is made at calendar year end and participants become vested in Company matching contributions to the plan at the rate of 20% per year of service. The Company elected to match 100% of participant contributions up to a maximum of $1,000 per participant for 1998. Compensation expense for the plan was approximately $7,500 for the four months ended April 30, 1998.

6. LINE OF CREDIT

     The Company maintained a $150,000 demand line of credit with a bank. Interest on outstanding borrowings under the line of credit was based on the prime lending rate plus two percent. The line of credit required the Company to maintain a $50,000 interest bearing certificate of deposit with the bank. There were no amounts outstanding under the line of credit at April 30, 1998.

7. INCOME TAXES

     The provision for income taxes for the four-month period ended April 30, 1998 consists of the following:

Current provision.........................................  $ 77,486
Deferred benefit..........................................   (53,670)
                                                            --------
Total provision...........................................  $ 23,816
                                                            ========

     Since the Company's basis of accounting for tax purposes is the cash receipts and disbursements method, the most significant components of the deferred tax asset are accrued items of income and expense not recognized for tax purposes until received or paid.

8. COMMITMENTS

     The Company leases office space in New York City, London, Houston and Singapore under long-term leases. Future minimum annual lease commitments are as follows:

May 1, 1998 Through December 31, 1998....................  $  238,933
1999.....................................................     384,842
2000.....................................................     354,202
2001.....................................................     354,177
Thereafter...............................................     430,039
                                                           ----------
                                                           $1,762,193
                                                           ==========

     Rent expense for the four months ended April 30, 1998 totaled $116,712.

9. CONCENTRATIONS OF CREDIT RISK AND MAJOR CUSTOMERS

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

                             ZAI*NET SOFTWARE, INC.

10. LITIGATION

     An action was commenced in 1989 against the Company in which a former employee (the "plaintiff") alleged four causes of action and sought monetary damages of $2,000,000. The plaintiff also alleged two additional causes of action against the current stockholder and a former stockholder and sought aggregate damages of $5,000,000. These actions relate to the plaintiff's claim that the Company promised the plaintiff an ownership interest in the Company and a share of the Company's profits derived from software the plaintiff allegedly developed in exchange for the plaintiff's promise to work for the Company. The case was settled for $175,000 on May 11, 1998 and all required liabilities were accrued at April 30, 1998.

11. SUBSEQUENT EVENTS

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

                                 EXHIBIT INDEX

EXHIBIT
  NO.                              DESCRIPTION
-------                            -----------
  2.1*     Merger Agreement among the Registrant, Caminus LLC and
           Caminus Merger LLC, dated December 17, 1999.
  2.2*+    Purchase Agreement by and among Zai*Net Software, Inc.,
           Zai*Net Software, L.P., GFI Caminus LLC and Brian J.
           Scanlan, dated May 12, 1998.
  2.3*+    Stock Purchase Agreement by and among GFI Caminus LLC,
           Caminus Energy Limited, Dr. Nigel L. Evans, Ph.D. and Dr.
           Michael B. Morrison, Ph. D., dated May 12, 1998.
  2.4*+    Purchase Agreement by and between Zai*Net Software, L.P. and
           Corwin Joy, an individual, doing business as Positron Energy
           Consulting, dated November 13, 1998.
  2.5*+    Agreement of Merger by and between Caminus LLC and Zai*Net
           Software, L.P., dated February 26, 1999.
  2.6*+    Purchase Agreement by and among DC Systems, Inc., Caminus
           LLC, Caminus/DC Acquisition Corp., and the Shareholders (as
           defined in the agreement) dated July 31, 1999.
 2.7**+    Nucleus Purchase Agreement by and among Caminus Corporation,
           Nucleus Corporation, Nucleus Energy Consulting Corporation,
           David C. Meyers, and John H. Gerold, dated August 30, 2000.
  3.1*     Certificate of Incorporation of the Registrant.
  3.2      Amended and Restated Bylaws of the Registrant.
 4*        Specimen certificate for shares of Common Stock, $0.01 par value per share, of the Registrant.
 10.1*#    1998 Stock Incentive Plan.
 10.2*#    1999 Stock Incentive Plan, including forms of stock option agreement for incentive and nonstatutory stock options.
 10.3*#    1999 Employee Stock Purchase Plan.
 10.4*     Limited Liability Company Agreement of GFI Caminus LLC,
           dated May 12, 1998.
 10.5*     Assignment and Assumption Agreement by and among Zai*Net
           Software, Inc., Zai*Net Software, L.P. and Brian J. Scanlan,
           dated May 12, 1998.
 10.6*     Second Assignment and Assumption Agreement by and between
           Zai*Net Software, Inc. and Rooney Software, L.L.C., dated
           May 12, 1998.
 10.7*     Conversion Agreement and Amendment of Purchase Agreement by
           and among Caminus Energy Ventures LLC, Zak Associates, Inc.,
           Zai*Net Software, L.P., Brian Scanlan and Rooney Software,
           L.L.C., dated December 31, 1998.
 10.8*     Credit Agreement by and between Caminus LLC and Fleet Bank,
           N.A., dated June 23, 1999.
 10.9*     Security Agreement by and between Caminus LLC and Fleet
           Bank, N.A., dated June 23, 1999.
 10.10*    Debenture issued by Caminus Energy Limited to Fleet Bank,
           N.A., dated June 23, 1999.
 10.11*    Debenture issued by Caminus Limited to Fleet Bank, N.A.,
           dated June 23, 1999.
 10.12*    Debenture issued by Zai*Net Software Limited to Fleet Bank,
           N.A., dated June 23, 1999.
 10.13*    Guarantee by Caminus Energy Limited in favor of Fleet Bank,
           N.A., dated June 23, 1999.
 10.14*    Guarantee by Caminus Limited in favor of Fleet Bank, N.A., dated June 23, 1999.
 10.15*    Guarantee by Zai*Net Software Limited in favor of Fleet
           Bank, N.A., dated June 23, 1999.
 10.16*    Mortgage of Stock and Shares by Caminus Limited in favor of
           Fleet Bank, N.A., dated June 23, 1999.
 10.17*    Mortgage of Stock and Shares by Caminus LLC in favor of
           Fleet Bank, N.A., dated June 23, 1999.
10.18*#    Employment Agreement by and between David M. Stoner and
           Caminus Energy Ventures LLC, dated October 21, 1998.
 10.19*    Pledge and Security Agreement by and between David M. Stoner and Caminus Energy Ventures LLC, dated October 21, 1998.
10.20*#    Service Agreement by and between Dr. Nigel L. Evans and
           Caminus Energy Limited, dated May 12, 1998.
10.21*#    Covenant Not to Compete by and among Dr. Nigel L. Evans, Dr.
           Michael B. Morrison and Caminus Energy Limited, dated May
           12, 1998.
10.22*#    Amendment No. 1 to Employment Agreement between Dr. Nigel
           Evans and Caminus Limited, dated January 14, 2000.
10.23*#    Employment Agreement by and between Brian J. Scanlan and
           Zai*Net Software, L.P., dated May 12, 1998.

EXHIBIT
  NO.                              DESCRIPTION
-------                            -----------
10.24*#    Amendment No. 1 to Employment Agreement between Brian
           Scanlan and Caminus LLC, dated November 8, 1999.
10.25*#    Covenant Not to Compete by and between Brian J. Scanlan and
           Zai*Net Software, L.P., dated May 12, 1998.
10.26*#    Employment Letter between Mark A. Herman and Caminus LLC
           dated January 26, 1999.
 10.27*    Agreement by and between Caminus LLC and GFI Two LLC, dated
           January 21, 2000.
 10.28*    Revolving Promissory Note issued by Caminus LLC to Fleet
           Bank, N.A., dated June 23, 1999.
 10.29*    Working Capital Promissory Note issued by Caminus LLC to
           Fleet Bank, N.A., dated June 23, 1999.
 10.30*    Mortgage of Stocks and Shares, by Caminus Limited in favor of Fleet Bank, N.A., dated June 23, 1999.
 10.31*    Mortgage of Stocks and Shares, by Caminus LLC in favor of
           Fleet Bank, N.A., dated June 23, 1999.
 10.32*    Pledge Agreement between Caminus LLC and Fleet Bank, N.A., dated September 1, 1999.
 10.33*    Pledge Agreement between DC Systems, Inc. and Fleet Bank,
           N.A., dated August 30, 1999.
 10.34*    Pledge Agreement between Caminus/DC Acquisition Corp. and
           Fleet Bank, N.A., dated August 30, 1999.
 10.35*    Security Agreement between DC Systems, Inc. and Fleet Bank,
           N.A., dated September 1, 1999.
 10.36*    Security Agreement between Caminus/DC Acquisition Corp. and
           Fleet Bank, N.A., dated September 1, 1999.
 10.37*    Security Agreement between DCS*Gasnet Corporation and Fleet
           Bank, N.A., dated September 1, 1999.
 10.38*    Guarantee made by DC Systems, Inc. in favor of Fleet Bank,
           N.A., dated September 1, 1999.
 10.39*    Guarantee made by Caminus/DC Acquisition Corp. in favor of
           Fleet Bank, N.A., dated September 1, 1999.
 10.40*    Guarantee made by DCS*Gasnet Corp. in favor of Fleet Bank,
           N.A., dated September 1, 1999.
 10.41*    Exchange Agreement between Caminus Corporation and OCM
           Caminus Investment, Inc., dated January 21, 2000.
 10.42*    Amendment to Limited Liability Company Agreement among
           Caminus LLC and certain members of Caminus LLC, dated
           January 19, 2000.
10.43***   Termination Agreement between Caminus Corporation and David
           M. Stoner dated August 3, 2000.
10.44**    Registration Rights Agreement, dated as of August 30, 2000, by and among Caminus Corporation, Nucleus Corporation and
           Nucleus Energy Consulting Corporation.
10.45**    Escrow Agreement, dated as of August 30, 2000, by and among
           Caminus Corporation, Nucleus Corporation, Nucleus Energy
           Consulting Corporation, David C. Meyers, John H. Gerold and
           State Street Bank and Trust Company of California N.A.
10.46***   Lease Agreement between Caminus Corporation and Advance
           Magazine Publishers Inc. dated September 13, 2000.
21.1****   Subsidiaries of the Registrant.
 23.1      Consent of KPMG LLP.
 23.2      Consent of PricewaterhouseCoopers LLP.

-------------------------
   * Incorporated herein by reference to the Registrant's Registration Statement on Form S-1 (File No. 333-88437).

  ** Incorporated herein by reference to the Registrant's Current Report on Form
     8-K (File No. 000-28085) dated August 30, 2000.

 *** Incorporated herein by reference to the Registrant's Quarterly Report on Form 10-Q (File No. 000-28085) for the fiscal quarter ended September 30, 2000.

**** Incorporated herein by reference to the Registrant's Annual Report on Form
     10-K (File No. 000-28085) for the year ended December 31, 1999.

   + The Registrant hereby agrees to furnish supplementally a copy of any omitted schedules to this agreement to the Securities and Exchange Commission upon its request.

   # Management contract or compensatory plan or arrangement filed in response to Item 14(a)(3) of the instructions to Form 10-K.