Form 10-Q
period 2001-03-31
CAMINUS CORP
filed 2001-05-14
CIK 1095157

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

                      FOR THE QUARTER ENDED MARCH 31, 2001

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     As of April 30, 2001, there were 15,759,334 shares of Caminus Corporation common stock outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                              CAMINUS CORPORATION
                                   FORM 10-Q
                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

                               TABLE OF CONTENTS

                                                              PAGE
                                                              ----
PART I. FINANCIAL INFORMATION
  Item 1. Financial Statements
     a) Consolidated Balance Sheets as of March 31, 2001
        (Unaudited) and December 31, 2000...................    2
     b) Consolidated Statements of Operations for the three
        months ended March 31, 2001 and 2000 (Unaudited)....    3
     c) Consolidated Statements of Cash Flows for the three
        months ended March 31, 2001 and 2000 (Unaudited)....    4
     d) Notes to Consolidated Financial Statements..........    5
  Item 2. Management's Discussion and Analysis of Financial
          Condition and Results of Operations...............    8
  Item 3. Quantitative and Qualitative Disclosures About
          Market Risk.......................................   20
PART II. OTHER INFORMATION
  Item 2. Changes in Securities and Use of Proceeds.........   21
  Item 6. Exhibits and Reports on Form 8-K..................   22
  Signatures................................................   22

                                     PART I

                             FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                      CAMINUS CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                MARCH 31,      DECEMBER 31,
                                                                  2001             2000
                                                              -------------    ------------
                                                               (UNAUDITED)
ASSETS
Current assets:
  Cash and cash equivalents.................................    $ 11,515         $ 16,883
  Investments in short term marketable securities...........      20,591           12,368
  Accounts receivable, net..................................      18,210           16,322
  Deferred income taxes.....................................       1,213            1,288
  Prepaid expenses and other current assets.................       2,075            3,007
                                                                --------         --------
     Total current assets...................................      53,604           49,868
Investments in long term marketable securities..............       7,361           12,413
Fixed assets, net...........................................       5,452            4,890
Acquired technology, net....................................       3,786            4,445
Other intangibles, net......................................       5,099            5,505
Goodwill, net...............................................      22,494           25,165
Other assets................................................       1,759            1,759
                                                                --------         --------
     Total assets...........................................    $ 99,555         $104,045
                                                                ========         ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................    $  1,251         $  1,692
  Accrued liabilities.......................................       4,445            8,121
  Income taxes payable......................................       2,701            2,273
  Payable to related parties................................          --              100
  Deferred revenue..........................................       4,965            4,068
                                                                --------         --------
     Total current liabilities..............................      13,362           16,254
                                                                --------         --------
Commitments and contingencies...............................
Stockholders' equity:
Common stock, $0.01 par, 50,000 shares authorized; 17,518
  shares issued and 15,756 shares outstanding at March
  31, 2001; 17,453 shares issued and 15,691 shares
  outstanding at December 31, 2000..........................         175              174
Additional paid-in capital..................................     127,775          127,092
Treasury stock, at cost.....................................      (4,911)          (4,911)
Deferred compensation.......................................        (101)            (128)
Accumulated deficit.........................................     (36,920)         (34,497)
Accumulated other comprehensive income......................         175               61
                                                                --------         --------
     Total stockholders' equity.............................      86,193           87,791
                                                                --------         --------
     Total liabilities and stockholders' equity.............    $ 99,555         $104,045
                                                                ========         ========

  The accompanying notes are an integral part of these consolidated financial statements.

                      CAMINUS CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                     THREE MONTHS ENDED
                                                          MARCH 31,
                                                     ------------------
                                                      2001       2000
                                                     -------    -------
                                                        (UNAUDITED)
Revenues:
  Licenses.........................................  $ 6,366    $  4,073
  Software services................................    7,553       2,710
  Strategic consulting.............................    2,476       1,737
                                                     -------    --------
     Total revenues................................   16,395       8,520
                                                     -------    --------
Cost of revenues:
  Cost of licenses.................................      177         303
  Cost of software services........................    4,048       1,826
  Cost of strategic consulting.....................    1,169         719
                                                     -------    --------
     Total cost of revenues........................    5,394       2,848
                                                     -------    --------
       Gross profit................................   11,001       5,672
                                                     -------    --------
Operating expenses:
  Sales and marketing..............................    2,723       1,846
  Research and development.........................    2,836       1,374
  General and administrative (excluding IPO-related    4,035       1,966
     expenses).....................................
  Amortization of intangible assets................    3,736       2,556
  IPO-related expenses.............................       --      12,335
                                                     -------    --------
     Total operating expenses......................   13,330      20,077
                                                     -------    --------
Loss from operations...............................   (2,329)    (14,405)
Other income (expense):
  Interest income, net.............................      522         502
  Other income (expense), net......................       11         (89)
                                                     -------    --------
     Total other income............................      533         413
                                                     -------    --------
Loss before provision for income taxes.............   (1,796)    (13,992)
Provision for income taxes.........................      627          21
                                                     -------    --------
Net loss...........................................  $(2,423)   $(14,013)
                                                     =======    ========
Basic and diluted net loss per share...............  $ (0.15)   $  (1.05)
                                                     =======    ========
Weighted average shares used in computing net loss
  per share........................................   15,725      13,380
                                                     =======    ========

  The accompanying notes are an integral part of these consolidated financial statements.

                       CAMINUS CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (in thousands)



                                                                                      Three Months Ended March 31,
                                                                                   ------------------------------------
                                                                                         2001             2000
                                                                                   -------------     ------------------
Cash flows from operating activities:                                                          (Unaudited)
   Net loss                                                                       $      (2,423)        $   (14,013)
   Adjustments to reconcile net loss to net cash provided by (used in)
      operating activities:
      Depreciation and amortization                                                       4,146               2,722
      Deferred taxes                                                                         75                (132)
      Deferred costs                                                                         52                 182
      Non-cash IPO-related expenses                                                          --               9,741
      Non-cash compensation expense                                                          27                  65
      Bad debt expense                                                                      100                   -

   Changes in operating assets and liabilities:
      Accounts receivable                                                                (2,007)              1,055
      Prepaid expenses and other current assets                                             408               1,314
      Accounts payable                                                                     (282)               (417)
      Accrued liabilities                                                                (3,811)             (1,539)
      Taxes payable                                                                         428                 114
      Deferred revenue                                                                      898                 (98)
      Other                                                                                   -                 (56)
                                                                                  ----------------      -------------
Net cash used in operating activities                                                    (2,389)             (1,062)
                                                                                  ----------------      -------------

Cash flows from investing activities:
      Acquisition of Nucleus Corporation                                                   (100)                  -
      Purchase of marketable securities                                                  (2,556)                  -
      Purchase of fixed assets                                                             (972)               (428)
                                                                                  ----------------      -------------
Net cash used in investing activities:                                                   (3,628)               (428)
                                                                                  ----------------      -------------
Cash flows from financing activities:
      Cash received for stock issued under employee stock purchase plan                     469                   -
      Payments of obligation to affiliate                                                     -                (500)
      Repayment of borrowing under credit facility, net                                       -              (3,050)
      Proceeds received from issuance of common stock, net                                    -              59,073
      Cash received for stock options exercised                                             214               1,853
                                                                                  ----------------      -------------
Net cash provided by financing activities                                                   683              57,376
                                                                                  ----------------      -------------
Effect of exchange rates on cash flows                                                      (34)                (15)
                                                                                  ----------------      -------------
Net increase (decrease) in cash and cash equivalents                                     (5,368)             55,871
Cash and cash equivalents, beginning of period                                           16,883                 662
                                                                                  ----------------      -------------
Cash and cash equivalents, end of period                                          $      11,515         $    56,533
                                                                                  ================      =============






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

  Basis of Presentation

     The unaudited consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These unaudited consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000. The unaudited consolidated financial statements included herein reflect all adjustments (which include only normal, recurring adjustments) which are, in the opinion of management, necessary to state fairly the results for the periods presented. The results for the three-month period ended March 31, 2001 are not necessarily indicative of the results expected for the full fiscal year.

  Principles of Consolidation

     The accompanying consolidated financial statements include the accounts of Caminus Corporation and its subsidiaries. All intercompany transactions and balances have been eliminated.

  Reclassifications

     Certain reclassifications were made to prior period amounts to conform to the current period presentation format.

  Earnings per Share

     Basic and diluted net loss per share is computed by dividing net loss for the period by the weighted average number of shares outstanding for the period. The calculation of diluted net loss per share excludes

                      CAMINUS CORPORATION AND SUBSIDIARIES
options (1,599,192 outstanding as of March 31, 2001) to purchase common shares as the effect would be antidilutive.

  Comprehensive Loss

     Total comprehensive loss for the three months ended March 31, 2001 and 2000 was as follows:

                                                               THREE MONTHS ENDED
                                                                    MARCH 31,
                                                              -------------------
                                                                2001       2000
                                                              --------    -------
                                                                (IN THOUSANDS)
Net loss....................................................   $(2,423)   $(14,013)
Unrealized gains on marketable securities...................       144          --
Cumulative foreign currency translation adjustment..........       (30)        (55)
                                                              --------    --------
Comprehensive loss..........................................  $(2,309)    $(14,068)
                                                              ========    ========

                      CAMINUS CORPORATION AND SUBSIDIARIES

2. SEGMENT REPORTING

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

     The following table illustrates the financial results of the two reportable segments:

                                                                THREE MONTHS ENDED MARCH 31,
                                     ---------------------------------------------------------------------------------------
                                                 2001                                              2000
                                     -----------------------------            ----------------------------------------------
                                                                      (IN THOUSANDS)
                                                        STRATEGIC                                  STRATEGIC
                                       SOFTWARE        CONSULTING                SOFTWARE         CONSULTING         OTHER
                                       --------        ----------                --------         ----------         -----

Operating Results:
   Revenues:
       Licenses                       $     6,366      $       --               $     4,073      $        --      $       --
       Software services                    7,553              --                     2,710               --              --
       Strategic consulting                    --           2,476                        --            1,737
                                      -----------      ----------               -----------      -----------      -----------
           Total revenues                  13,919           2,476               $     6,783      $     1,737              --
                                      ===========      ==========               ===========      ===========      -----------
Adjusted EBITDA                               955             889                       108              609
Non-cash compensation expense                 (27)             --                       (65)              --              --
IPO-related expenses                           --              --                        --               --         (12,335)
                                      -----------      ----------               -----------      -----------      -----------
                                              928             889                        43              609         (12,335)
Depreciation and amortization              (3,595)           (551)                   (2,161)            (561)             --
                                      -----------      ----------               -----------      -----------      ----------
Operating income (loss)               $    (2,667)     $      338               $    (2,118)     $        48      $  (12,335)
                                      ===========      ==========               ===========      ===========      ===========
Other Data:


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

3.  SUPPLEMENTAL CASH FLOW INFORMATION



                                                                                      THREE MONTHS ENDED MARCH 31,
                                                                     ----------------------------------------------------------
                                                                                 2001                           2000
                                                                     -----------------------          -------------------------
                                                                                         (IN THOUSANDS)
Cash paid for interest........................................          $ --                                   $   27
Option exercised for no cash consideration....................            --                                        9
Option exercised in exchange for recourse note receivable                 --                                      111
Unrealized gain on available-for-sale securities..............           144                                       --

4. SUBSEQUENT EVENT

           On May 2, 2001, the shareholders authorized an additional 716,631 shares to be available for grant under the 1999 Stock Incentive Plan ("1999 Plan"). The Company had previously contingently granted, subject to shareholder approval, approximately 182,000 options with exercise prices ranging from $20.13 to $29.63. The closing price of the Company's stock on May 2, 2001 was $31.15. As a result in May 2001, the Company recorded deferred compensation of approximately $1.2 million which will be amortized over the four-year vesting period of the options. The related non-cash compensation expense for 2001 will be approximately $0.6 million.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This quarterly report contains forward-looking statements that involve risks and uncertainties. The statements contained in this report that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Without limiting the foregoing, the words "may," "will," "should," "could," "expects," "plans," "intends," "anticipates," "believes," "estimates," "predicts," "potential," "continue" and similar expressions are intended to identify forward-looking statements. All forward-looking statements included in this quarterly report are based on information available to us up to and including the date of this document, and we assume no obligation to update any such forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth below under "Certain Factors that May Affect Our Business" and elsewhere in this quarterly report. You should also carefully review the risks outlined in other documents that we file from time to time with the Securities and Exchange Commission.

OVERVIEW

     We are a leading provider of software solutions and strategic consulting services to participants in energy markets throughout North America and Europe. We were organized as a limited liability company on April 29, 1998 and acquired Zai*Net Software, L.P. and Caminus Energy Limited in May 1998, Positron Energy Consulting in November 1998, DC Systems, Inc. in July 1999 and certain assets and liabilities of both Nucleus Corporation and Nucleus Energy Consulting Corporation, which we refer to in this quarterly report as "Nucleus," in August 2000. Since the completion of these acquisitions, we expanded our organization by hiring personnel in key areas, particularly marketing, sales and research and development. Our full-time employees increased from 330 at December 31, 2000 to 362 at March 31, 2001, and we intend to continue to increase our number of employees throughout 2001.

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

     We follow the provisions of Statement of Position No. 97-2, "Software Revenue Recognition," as amended by SOP 98-9, "Modification of SOP 97-2, Software Revenue Recognition with Respect to Certain Transactions." Under SOP No. 97-2, if the license agreement does not provide for significant customization of or enhancements to the software, we recognize license revenues when a license is executed, the product has been delivered, all significant company obligations are fulfilled, the fee is fixed or determinable and collectibility is probable. For those license agreements where customer acceptance is required and it is not probable, we recognize license revenues when the software has been accepted. For those license agreements where the licensee requires significant enhancements or customization to adapt the software to the unique specifications of the customer or the service elements of the arrangement are considered essential to the functionality of the software products, we recognize both the license revenues and service revenues using contract accounting. If acceptance of the software and related software services is probable, we use the percentage of completion method to recognize revenue for those types of license agreements, where progress towards completion is measured by comparing software services hours incurred to estimated total hours for each software license agreement. If acceptance of the software and related software services is not probable, then we use the completed contract method and recognize license revenues only when our obligations under the license agreement are completed and the software has been accepted. Accordingly, for these contracts, payments received and software license costs are deferred until our obligations under the license agreement are completed. Anticipated losses, if any, on uncompleted contracts are recognized in the period in which such losses are determined. Maintenance and support revenues associated with new product licenses and renewals are deferred and recognized ratably over the contract period. Software services revenues, where the services do not significantly modify the licensed products, are not essential to their functionality and payment obligations for the licensed products are not dependent upon the performance of the services, and strategic consulting revenues are typically billed on a time and materials basis and are recognized as such services are performed.

     We sell our products through our direct sales forces in North America and Europe. Our strategic relationships with third parties assist in generating sales leads and provide cooperative marketing support. In addition, our strategic consulting group not only develops its own client base but assists in generating software sales leads.

     Our results of operations may experience seasonal fluctuations as customers and potential customers in our industry face budgetary pressures to invest in energy software before year end. Accordingly, we may tend to report greater than a proportionate amount of revenues during the fourth quarter of the year and less revenues during the first quarter.

     Revenues from customers outside the United States represented 34% of our total revenues for the three months ended March 31, 2001. A significant portion of our international revenues have been derived from sales of our strategic consulting services and software products in the United Kingdom. We intend to continue to expand our international operations and commit significant management time and financial resources to developing our direct international sales channels. International revenues may not, however, increase as a percentage of total revenues.

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

     Due to our acquisition of Nucleus and the significant changes in our operations, the fluctuation of financial results, including financial data expressed as a percentage of revenues for all periods, does not necessarily provide a meaningful understanding of the expected future results of our operations.

RESULTS OF OPERATIONS

  Comparison of the Three Months Ended March 31, 2001 to the Three Months Ended March 31, 2000

     The following table sets forth, except for the cost of revenues which are expressed as a percentage of their related revenues, the consolidated financial information expressed as a percentage of revenues for the three months ended March 31, 2001 and 2000. The consolidated financial information for the periods presented are derived from the unaudited consolidated financial statements included elsewhere in this quarterly report. The discussion below outlines trends in the business.

                                                              THREE MONTHS
                                                                  ENDED
                                                                MARCH 31,
                                                              ------------
                                                              2001    2000
                                                              ----    ----
Revenues:
  Licenses..................................................   39%     48%
  Software services.........................................   46      32
  Strategic consulting......................................   15      20
                                                              ---     ---
          Total revenues....................................  100     100
Cost of revenues:
  Cost of licenses..........................................    3       7
  Cost of software services.................................   54      67
  Cost of strategic consulting..............................   47      41
Gross profit................................................   67      67

                                                              THREE MONTHS
                                                                  ENDED
                                                                MARCH 31,
                                                              ------------
                                                              2001    2000
                                                              ----    ----
Operating expenses:
  Sales and marketing.......................................   17%      22%
  Research and development..................................   17       16
  General and administrative................................   24       23
  Amortization of intangible assets.........................   23       30
  IPO-related expenses......................................   --      145
                                                              ---     ----
          Total operating expenses..........................   81      236
                                                              ---     ----
Loss from operations........................................  (14)    (169)
Other income................................................    3        5
Provision for income taxes..................................    4       --
                                                              ---     ----
Net loss....................................................  (15)%   (164)%
                                                              ===     ====

     Revenues

     Licenses. License revenues represented 39% and 48% of the total revenues for 2001 and 2000, respectively, and increased $2.3 million, or 56%, from $4.1 million in 2000 to $6.4 million in 2001. This increase was primarily attributable to increased demand for new and additional software licenses from new and existing customers, larger transaction sizes and the expansion of our domestic and international sales personnel.

     Software services. Software services revenues represented 46% and 32% of the total revenues for 2001 and 2000, respectively, and increased by $4.8 million, or 179%, from $2.7 million in 2000 to $7.6 million in 2001. This increase was primarily attributable to the increased licensing activity described above, which resulted in increased revenues from customer implementations and maintenance contracts. The greater percentage increase in software services revenues as compared to the increase in license revenues was primarily attributable to the increase in the customer base that has maintenance contracts. Typically, software services, including implementation and support services, are provided subsequent to the recognition of the license revenues.

     Strategic consulting. Strategic consulting revenues represented 15% and 20% of the total revenues for 2001 and 2000, respectively, and increased $0.7 million, or 43%, from $1.7 million in 2000 to $2.5 million in 2001 and are primarily derived from the Caminus Limited subsidiary acquired in May 1998. The increase in absolute dollars was attributable to an increased number of engagements, which was partially attributable to an increase in the number of our consultants.

     Cost of Revenues

     Cost of licenses. Cost of licenses primarily consists of the personnel costs associated with completing product enhancements and the software license costs associated with third-party software that is integrated into our products. Cost of licenses as a percentage of license revenues was 3% and 7% for 2001 and 2000, respectively, and decreased $0.1 million, or 42%, from $0.3 million in 2000 to $0.2 million in 2001. The decrease was primarily attributable to the recognition in 2000 of $0.2 million of contract costs which was being accounted for under the completed contract method of accounting. In 2001, $0.1 million of costs associated with contracts accounted for under the completed contract method were recorded.

5     Cost of software services.  Cost of software services consists primarily of personnel costs associated with providing implementations, support under maintenance contracts and training through our professional service group. Cost of software services as a percentage of software services revenues was 54% and 67% for 2001 and 2000, respectively, and increased $2.2 million, or 122%, from $1.8 million in 2000 to $4.0 million in 2001. This increase in absolute dollars was primarily attributable to the increase in the number of implementations, training and technical support personnel, including former Nucleus personnel, and related recruiting expenses, to support the growth of the implementations and the installed customer base. We plan to continue expanding our implementation and support services group and, accordingly, expect the dollar amount of our cost of software implementation and support services to increase.

     Cost of strategic consulting. Cost of strategic consulting consists of personnel costs incurred in providing professional consulting services. Cost of strategic consulting as a percentage of strategic consulting revenues was 47% and 41% for 2001 and 2000, respectively, and increased $0.5 million, or 63%, from $0.7 million in 2000 to $1.2 million in 2001. This increase was principally attributable to an increase in the number of our consultants, including the formation of our strategic consulting practice in the United States, and related recruiting expenses, to support the growth in revenues. We plan to continue expanding our strategic consulting organization and expect these expenses to increase.

     Operating Expenses

     Sales and marketing. Sales and marketing expenses consist primarily of sales and marketing personnel costs, promotional and travel expenses and commissions. Sales and marketing expenses as a percentage of revenues were 17% and 22% for 2001 and 2000, respectively, and increased $0.9 million, or 47%, from $1.8 million in 2000 to $2.8 million in 2001. This increase in absolute dollars was primarily due to an increase in headcount, recruiting expenses and promotional and travel expenses associated with the hiring of additional sales and marketing personnel to support the expansion of our domestic and international sales organizations. We plan to continue expanding our sales and marketing organization and expect our sales and marketing expenses to increase.

     Research and development. Research and development expenses consist primarily of personnel costs for product development personnel and other related direct costs associated with the development of new products, the enhancement of existing products, quality assurance and testing. Research and development expenses as a percentage of revenues were 17% and 16% for 2001 and 2000, respectively, and increased $1.5 million, or 106%, from $1.4 million in 2000 to $2.8 million in 2001. This increase was primarily due to an increased hiring of personnel and to other expenses associated with the development of new products and enhancements of existing products. We plan to continue expanding our research and development organization and expect our research and development expenses to increase.

     General and administrative. General and administrative expenses consist primarily of personnel costs of executive, financial, human resource and information services personnel as well as facility costs and related office expenses, management fees and outside professional fees. General and administrative expenses as a percentage of revenues were 24% and 22% for 2001 and 2000, respectively, and increased $2.1 million, or 105%, from $2.0 million in 2000 to $4.0 million in 2001. This increase in absolute dollars was primarily due to increased staffing required to support our expanded operations in the United States and internationally.

     Amortization of intangible assets. The amortization of the intangible assets represents the amortization of goodwill, which is the excess of the purchase price over the net assets acquired from the acquisitions of Zai*Net, Caminus Limited, Positron, DC Systems and Nucleus, and other intangible assets. Amortization of intangibles as a percentage of revenues was 23% and 30% for 2001 and 2000, respectively, and increased $1.2 million, or 46%, from $2.6 million in 2000 to $3.7 million in 2001. The increase in absolute dollars was primarily attributable to our incurring amortization expense related to the August 2000 acquisition of Nucleus.

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

     Loss From Operations

     As a result of the variances described above, operating loss decreased by $12.1 million, or 84%, from $14.4 million in 2000 to $2.3 million in 2001. Operating expenses as a percentage of revenues were 81% and 236% for 2001 and 2000, respectively.

     Adjusted EBITDA

     Earnings before interest and other income (expense), income taxes, depreciation and amortization, non-cash compensation expense, and IPO-related expenses, or Adjusted EBITDA, as a percentage of revenues were 11% and 8% for 2001 and 2000, respectively. Adjusted EBITDA increased $1.1 million, or 157%, from $0.7 million in 2000 to $1.8 million in 2001.

     Interest and Other Income

     Interest and other income increased $0.1 million, or 29%, from $0.4 million in 2000 to $0.5 million in 2001. The interest income was primarily related to the interest earned on the resulting investments from our IPO proceeds.

     Provision for Income Taxes

     Our provision for income taxes for 2001 and 2000 related primarily to foreign income taxes. Our tax provision increased $0.6 million, or 2,886%, from $0.02 million in 2000 to $0.6 million in 2001. The primary reason for the increase in our tax provision was related to the increase in our foreign taxable income.

LIQUIDITY AND CAPITAL RESOURCES

     In February 2000, we closed the initial public offering of our common stock, issuing 4.1 million shares of common stock and realizing net proceeds of $59.0 million. Prior to the offering, we had funded our operations and acquisitions primarily from the proceeds of private equity sales and borrowings under our credit facility.

     Our highly liquid assets consist of cash and cash equivalents plus our investments in marketable securities. For the three months ended March 31, 2001, our highly liquid assets decreased by $2.2 million or 5% from $41.7 million at December 31, 2000 to $39.5 million at March 31, 2001. We believe that our highly liquid assets are sufficient to satisfy our liquidity requirements.

     Cash and cash equivalents as of March 31, 2001 were approximately $11.5 million, a decrease of approximately $5.4 million from December 31, 2000. Our cash flow used in operating activities was primarily affected by, but not limited to, cash received from customers, cash paid to compensate employees, cash paid for professional fees, cash paid for the leasing of real estate and equipment and cash paid to third party software licensors. We prepare our cash flow statement using the indirect method which reconciles net income or loss to cash used in operating activities. Therefore, the following discussion explains the significant items which impact the reconciliation of net loss to cash flow from operating activities.

     Net cash used in operating activities for the three months ended March 31, 2001 was approximately $2.4 million. Net cash used in operating activities primarily resulted from our net loss of $2.4 million, and a reduction of accrued liabilities of $3.8 million which, was partially offset by depreciation and amortization of $4.1 million. The decrease in accrued liabilities primarily resulted from the payment of accrued bonuses for 2000 paid in the first quarter of 2001.

     Our cash flow used in investing activities was primarily affected by cash paid for investments in marketable securities, acquisitions and capital expenditures. Net cash used in investing activities during the three months ended March 31, 2001 was approximately $3.6 million and resulted from the investment of $2.6 million in marketable securities primarily consisting of investment grade obligations of state and municipal governments and their agencies. Capital expenditures of $1.0 million were primarily for computer and communications equipment, purchased software, office equipment, furniture, fixtures and leasehold improvements.

     Our cash flow provided by financing activities was primarily affected by, but not limited to, net cash received from issuances of common stock, cash paid to affiliates and stockholders under contractual obligations, and repayment of borrowing under the credit facility. Net cash provided by financing activities during the three months ended March 31, 2001 was approximately $0.7 million. During the three months ended March 31, 2001, financing activities provided cash of approximately $0.5 million from the sale of common stock in connection with our employee stock purchase plan and $0.2 million from the exercise of stock options.

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

SEASONAL TRENDS MAY CAUSE OUR QUARTERLY OPERATING RESULTS TO FLUCTUATE, WHICH COULD RESULT IN LESS THAN EXPECTED REVENUES

     Our results of operations may experience seasonal fluctuations as customers and potential customers in our industry face budgetary pressures to invest in energy software before year end. Accordingly, we may tend to report greater than a proportionate amount of revenues during the fourth quarter of the year and less revenues during the first quarter.

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

     - language and cultural differences

     - local economic conditions in foreign markets

     For the three months ended March 31, 2001, approximately 34% of our revenues and 23% of our operating expenses were denominated in British pounds. Our exposure to fluctuations in currency exchange rates is likely to increase as we expand our international operations.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We have no derivative financial instruments. We invest our cash and cash equivalents in investment-grade, debt instruments of state and municipal governments and their agencies and high quality corporate issuers, money market instruments and bank certificates of deposit. As of March 31, 2001, we invested the net proceeds from our initial public offering in similar investment-grade and highly liquid investments.

     Our earnings are affected by fluctuations in the value of its subsidiaries' functional currency as compared to the currencies of its foreign denominated sales and purchases. The results of operations of our subsidiaries, as reported in U.S. dollars, may be significantly affected by fluctuations in the value of the local currencies in which we transact business. Such amount is recorded upon the translation of the foreign subsidiaries' financial statements into U.S. dollars, and is dependent upon the various foreign exchange rates and the magnitude of the foreign subsidiaries' financial statements. At March 31, 2001, our foreign currency translation adjustment was not material and, for the three months ended March 31, 2001, net foreign currency transaction losses were insignificant. In addition to the direct effects of changes in exchange rates, which are a changed dollar value of the resulting sales and related expenses, changes in exchange rates also affect the volume of sales or the foreign currency sales price as competitors' products become more or less attractive.

     For the three months ended March 31, 2001, approximately 34% of our revenues and 23% of our operating expenses were denominated in British pounds. Historically, the effect of fluctuations in currency exchange rates has not had a material impact on our operations. Our exposure to fluctuations in currency exchange rates will increase as we expand our international operations. We conduct our European operations in the United Kingdom and the countries of the European Union which are part of the Europe Monetary Union. We have also reviewed the impact the euro has on our business and whether this will give rise to a need for significant changes in our commercial operations or treasury management functions. Because our European transactions are primarily denominated in British pounds and as yet we have not experienced any significant impact on our European operations from the fluctuations in the exchange rate between euro and British pounds, we do not believe that fluctuations in the value of the euro will have any material effect on our business, financial condition or results of operations.

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

     In connection with the offering, the estimated expenses were as follows (in thousands):

Underwriting Discounts and Commissions...................  $4,578
Other Expenses...........................................   1,804
                                                           ------
Total Expenses...........................................  $6,382
                                                           ======

     Payment of expenses were to persons other than: directors, officers, our general partners or their associates, persons owning ten percent or more of any class of our equity securities, or our affiliates.

     Our net offering proceeds, after deducting the total expenses described above, were $59,028 (in thousands).

     From the effective date of the Registration Statement through March 31, 2001, we used the net proceeds from the offering as follows (in thousands):

Repayment of Indebtedness...............................  $     4,309
Capital Expenditures....................................        5,320
Termination Fee for Consulting Services.................        1,300
Bonus payments..........................................          522
Lease Termination Fee...................................          186
Earn-out Payment to Zak Associates, Inc. ...............          355
Security Deposit on New York lease......................        1,739
Acquisition of DC Systems...............................          184
Acquisition of Nucleus..................................       13,684
Investments in Marketable Securities....................       29,363
Cash Used in Operations.................................        2,066
                                                          -----------
                                                          $    59,028
                                                          ===========

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

         None


     (b) Reports on Form 8-K

         None.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 14, 2001

                                                    CAMINUS CORPORATION
                                          --------------------------------------
                                                        Registrant

                                          /s/       JOSEPH P. DWYER
                                          --------------------------------------
                                                 Chief Financial Officer
                                                           and
                                             Registrant's Authorized Officer