Form 10-Q
period 2001-06-30
CAMINUS CORP
filed 2001-08-10
CIK 1095157

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                                 ---------------

                                    FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE TRANSITION PERIOD FROM       TO

                        COMMISSION FILE NUMBER 000-28085

                                 ---------------

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of July 31, 2001, there were 15,889,339 shares of Caminus Corporation common stock outstanding.


================================================================================

                               CAMINUS CORPORATION
                                    FORM 10-Q
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

                                TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----

PART I. FINANCIAL INFORMATION
  Item 1. Financial Statements
     a) Consolidated Balance Sheets as of June 30, 2001
        (Unaudited) and December 31, 2000 ...............................     3
     b) Consolidated Statements of Operations for the
         three and six months ended June 30, 2001 and 2000 (Unaudited) ..     4
     c) Consolidated Statements of Cash Flows for the six
        months ended June 30, 2001 and 2000 (Unaudited) .................     5
     d) Notes to Consolidated Financial Statements ......................     6
  Item 2. Management's Discussion and Analysis of Financial
          Condition and Results of Operations ...........................    10
  Item 3. Quantitative and Qualitative Disclosures About
          Market Risk ...................................................    21
PART II. OTHER INFORMATION
  Item 2. Changes in Securities and Use of Proceeds .....................    22
  Item 4. Submission of Matters to a Vote of Security Holders ...........    23
  Item 6. Exhibits and Reports on Form 8-K ..............................    23
  Signatures ............................................................    24

                                     PART I

                              FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                      CAMINUS CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                    JUNE 30,    DECEMBER 31,
                                                                      2001         2000
                                                                   ---------    -----------
                                                                  (UNAUDITED)
ASSETS
Current assets:
  Cash and cash equivalents ...................................    $  33,890     $  16,883
  Investments in short term marketable securities .............        5,321        12,368
  Accounts receivable, net ....................................       16,501        16,322
  Deferred income taxes .......................................          527         1,288
  Prepaid expenses and other current assets ...................        2,731         3,007
                                                                   ---------     ---------
     Total current assets .....................................       58,970        49,868
Investments in long-term marketable securities ................        6,006        12,413
Fixed assets, net .............................................        5,871         4,890
Acquired technology, net ......................................        3,285         4,445
Other intangibles, net ........................................        4,685         5,505
Goodwill, net .................................................       20,190        25,165
Other assets ..................................................        1,759         1,759
                                                                   ---------     ---------
     Total assets .............................................    $ 100,766     $ 104,045
                                                                   =========     =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable ............................................    $   1,286     $   1,692
  Accrued liabilities .........................................        5,756         8,121
  Income taxes payable ........................................        2,878         2,273
  Payable to related parties ..................................           --           100
  Deferred revenue ............................................        4,879         4,068
                                                                   ---------     ---------
     Total current liabilities ................................       14,799        16,254
                                                                   ---------     ---------
Commitments and contingencies
Stockholders' equity:
Common stock, $0.01 par, 50,000 shares authorized; 17,643
  shares issued and 15,881 shares outstanding at June 30, 2001;
  17,453 shares issued and 15,691 shares outstanding at
  December 31, 2000 ...........................................          176           174
Additional paid-in capital ....................................      129,739       127,092
Treasury stock, at cost .......................................       (4,911)       (4,911)
Deferred compensation .........................................       (1,027)         (128)
Accumulated deficit ...........................................      (37,867)      (34,497)
Accumulated other comprehensive income (loss) .................         (143)           61
                                                                   ---------     ---------
     Total stockholders' equity ...............................       85,967        87,791
                                                                   ---------     ---------
     Total liabilities and stockholders' equity ...............    $ 100,766     $ 104,045
                                                                   =========     =========


The accompanying notes are an integral part of these consolidated financial statements.

                      CAMINUS CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                         THREE MONTHS ENDED         SIX MONTHS ENDED
                                               JUNE 30,                  JUNE 30,
                                        -----------------------------------------------
                                          2001         2000         2001         2000
                                        --------     --------     --------     --------
                                                          (UNAUDITED)
Revenues:
  Licenses .........................    $  7,498     $  4,649     $ 13,864     $  8,722
  Software services ................       8,353        4,375       15,906        7,085
  Strategic consulting .............       1,887        2,183        4,363        3,920
                                        --------     --------     --------     --------
     Total revenues ................      17,738       11,207       34,133       19,727
                                        --------     --------     --------     --------
Cost of revenues:
  Cost of licenses .................         103          194          280          497
  Cost of software services ........       3,915        1,951        7,963        3,777
  Cost of strategic consulting .....       1,098          757        2,267        1,476
                                        --------     --------     --------     --------
     Total cost of revenues ........       5,116        2,902       10,510        5,750
                                        --------     --------     --------     --------
       Gross profit ................      12,622        8,305       23,623       13,977
                                        --------     --------     --------     --------
Operating expenses:
  Sales and marketing ..............       2,712        2,369        5,435        4,215
  Research and development .........       3,034        1,408        5,870        2,782
  General and administrative
    (excluding IPO-related
     expenses) .....................       4,338        2,519        8,373        4,485
  Amortization of intangible assets        3,241        2,556        6,977        5,112

  IPO-related expenses .............          --           --           --       12,335
                                        --------     --------     --------     --------
     Total operating expenses ......      13,325        8,852       26,655       28,929
                                        --------     --------     --------     --------
Loss from operations ...............        (703)        (547)      (3,032)     (14,952)
Other income (expense):
  Interest income, net .............         685          717        1,207        1,219
  Other income (expense), net ......           9           (2)          20          (91)
                                        --------     --------     --------     --------
     Total other income ............         694          715        1,227        1,128
                                        --------     --------     --------     --------
Income (loss) before provision
for income taxes ...................          (9)         168       (1,805)     (13,824)
Provision for income taxes .........         938          754        1,565          775
                                        --------     --------     --------     --------
Net loss ...........................    $   (947)    $   (586)    $ (3,370)    $(14,599)
                                        ========     ========     ========     ========
Basic and diluted net loss per share    $  (0.06)    $  (0.04)    $  (0.21)    $  (1.02)
                                        ========     ========     ========     ========

Weighted average shares used in
computing net loss per share .......      15,798       15,261       15,762       14,321
                                        ========     ========     ========     ========


The accompanying notes are an integral part of these consolidated financial statements.

                      CAMINUS CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                                            SIX MONTHS ENDED JUNE 30,
                                                            -------------------------
                                                                2001         2000
                                                              --------     --------
                                                                   (UNAUDITED)
Cash flows from operating activities:

   Net loss                                                   $ (3,370)    $(14,599)
   Adjustments to reconcile net loss to net cash
      provided by (used in) operating activities:
      Depreciation and amortization                              7,839        5,490
      Deferred taxes                                               761         (259)
      Deferred costs                                                52          182
      Non-cash IPO-related expenses                                 --        9,741
      Non-cash compensation expense                                330          104
      Bad debt expense                                             116           --

   Changes in operating assets and liabilities:
      Accounts receivable                                         (314)      (4,954)
      Prepaid expenses and other current assets                   (248)         611
      Accounts payable                                            (247)         191
      Accrued liabilities                                       (2,500)         165
      Taxes payable                                                605        1,331
      Deferred revenue                                             812          469
      Other                                                        (24)        (249)
                                                              --------     --------
Net cash provided by (used in) operating activities              3,812       (1,777)
                                                              --------     --------

   Cash flows from investing activities:
      Purchase of marketable securities                         (2,556)     (40,185)
      Proceeds from sales of marketable securities              16,303           --
      Purchase of fixed assets                                  (1,843)      (1,661)
      Acquisition of Nucleus Corporation                          (100)          --
                                                              --------     --------
Net cash provided by (used in) investing activities:            11,804      (41,846)
                                                              --------     --------

Cash flows from financing activities:
      Proceeds received from issuance of common stock, net          --       59,028
      Cash received for stock options exercised                    951        1,972
      Cash received for stock under ESPP                           469           --
      Payments of obligation to affiliate                           --       (2,688)
      Repayment of borrowing under credit facility, net             --       (3,050)
      Cash received for stock subscriptions receivable              --        1,942
                                                              --------     --------
Net cash provided by financing activities                        1,420       57,204
                                                              --------     --------
Effect of exchange rates on cash flows                             (29)        (142)
                                                              --------     --------
Net increase in cash and cash equivalents                       17,007       13,439
Cash and cash equivalents, beginning of period                  16,883          662
                                                              --------     --------
Cash and cash equivalents, end of period                      $ 33,890     $ 14,101
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

     An investor group originally organized Caminus LLC as a Delaware limited liability company on April 29, 1998. Caminus was formed for the purpose of acquiring equity interests in and managing the business affairs of Caminus Energy Limited, which is now known as Caminus Limited and Zai*Net Software, L.P. ("Zai*Net"), and to provide industry expertise and risk management software products in the evolving competitive gas and energy markets worldwide.

Basis of Presentation

     The unaudited consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These unaudited consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000. The unaudited consolidated financial statements included herein reflect all adjustments (which include only normal, recurring adjustments), which are, in the opinion of management, necessary to state fairly the results for the periods presented. The results for the three- and six-month periods ended June 30, 2001 are not necessarily indicative of the results expected for the full fiscal year.

Principles of Consolidation

     The accompanying consolidated financial statements include the accounts of Caminus Corporation and its subsidiaries. All intercompany transactions and balances have been eliminated.

New Accounting Pronouncements

     In July 2001, the FASB issued Statement No. 141, Business Combinations, and Statement No. 142, Goodwill and Other Intangible Assets. Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. Statement 141 also specifies criteria that intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill, noting that any purchase price allocable to an assembled workforce may not be accounted for separately. Statement 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of Statement 142. Statement 142 will also require that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.

     The Company has adopted the provisions of Statement 141 immediately, and will adopt Statement 142 effective January 1, 2002. Furthermore, any goodwill and any intangible asset determined to have an indefinite useful life that are acquired in a purchase business combination completed after June 30, 2001 will not be amortized, but will continue to be evaluated for impairment in accordance with the appropriate pre-Statement 142 accounting literature. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 will continue to be amortized prior to the adoption of Statement 142.

                      CAMINUS CORPORATION AND SUBSIDIARIES

     Statement 141 will require upon adoption of Statement 142, that the Company evaluate its existing intangible assets and goodwill that were acquired in a prior purchase business combination, and to make any necessary reclassifications in order to conform with the new criteria in Statement 141 for recognition apart from goodwill. Upon adoption of Statement 142, the Company will be required to reassess the useful lives and residual values of all intangible assets acquired in purchase business combinations, and make any necessary amortization period adjustments by the end of the first interim period after adoption. In addition, to the extent an intangible asset is identified as having an indefinite useful life, the Company will be required to test the intangible asset for impairment in accordance with the provisions of Statement 142 within the first interim period. Any impairment loss will be measured as of the date of adoption and recognized as the cumulative effect of a change in accounting principle in the first interim period.

     In connection with the transitional goodwill impairment evaluation, Statement 142 will require the Company to perform an assessment of whether there is an indication that goodwill is impaired as of the date of adoption. To accomplish this the Company must identify its reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of the date of adoption. The Company will then have up to six months from the date of adoption to determine the fair value of each reporting unit and compare it to the reporting unit's carrying amount. To the extent a reporting unit's carrying amount exceeds its fair value, an indication exists that the reporting unit's goodwill may be impaired and the Company must perform the second step of the transitional impairment test. In the second step, the Company must compare the implied fair value of the reporting unit's goodwill, determined by allocating the reporting unit's fair value to all of it assets (recognized and unrecognized) and liabilities in a manner similar to a purchase price allocation in accordance with Statement 141, to its carrying amount, both of which would be measured as of the date of adoption. This second step is required to be completed as soon as possible, but no later than the end of the year of adoption. Any transitional impairment loss will be recognized as the cumulative effect of a change in accounting principle in the Company's statement of earnings.

     And finally, any unamortized negative goodwill existing at the date Statement 142 is adopted must be written off as the cumulative effect of a change in accounting principle.

     As of the date of adoption, the Company expects to have unamortized goodwill in the amount of $15.9 million and unamortized identifiable intangible assets in the amount of $6.2 million, all of which will be subject to the transition provisions of Statements 141 and 142. Amortization expense related to goodwill was $8.7 million and $5.0 million for the year ended December 31, 2000 and the six months ended June 30, 2001, respectively. Because of the extensive effort needed to comply with adopting Statements 141 and 142, it is not practicable to reasonably estimate the impact of adopting these Statements on the Company's financial statements at the date of this report, including whether any transitional impairment losses will be required to be recognized as the cumulative effect of a change in accounting principle.

Reclassifications

     Certain reclassifications were made to prior period amounts to conform to the current period presentation format.

Net Loss per Share

     Basic and diluted net loss per share is computed by dividing net loss for the period by the weighted average number of shares outstanding for the period. The calculation of diluted net loss per share excludes options (2,069,920 outstanding as of June 30, 2001) to purchase common shares, as the effect of including such options would be antidilutive.

                      CAMINUS CORPORATION AND SUBSIDIARIES

Comprehensive Loss

     Total comprehensive loss for the six months ended June 30, 2001 and 2000 was as follows:

                                                           SIX MONTHS ENDED
                                                               JUNE 30,
                                                        ----------------------
                                                          2001          2000
                                                        --------      --------
                                                            (IN THOUSANDS)
         Net loss ................................      $ (3,370)     $(14,599)
         Reclassification from unrealized gains to
           realized gains on marketable securities          (222)           --
         Unrealized gains on marketable securities            47            11
         Cumulative foreign currency translation
           adjustment ............................           (29)          (33)
                                                        --------      --------
         Comprehensive loss ......................      $ (3,574)     $(14,621)
                                                        ========      ========

2. SUPPLEMENTAL CASH FLOW INFORMATION

                                                                  SIX MONTHS ENDED JUNE 30,
                                                                  -------------------------
                                                                     2001           2000
                                                                    ------         ------
                                                                       (IN THOUSANDS)
     Cash paid for interest ...................................     $   --         $   27
     Option exercised for no cash consideration ...............         --              9
     Option exercised in exchange for recourse note  receivable         --            111
     Reclassification from unrealized gains to realized gains
      on available-for-sale securities ........................       (222)            --
     Unrealized gains on available-for-sale securities ........         47             11

3. STOCK OPTION PLAN

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

4. SEGMENT REPORTING

     The Company has three reportable segments: software, strategic consulting and corporate. Software comprises the licensing of the Company's software products and the related implementation and maintenance services. Strategic consulting provides energy market participants with professional advice regarding where and how to compete in their respective markets. Corporate includes general overhead and administrative expenses not directly related to the operating segments. Items recorded in the consolidated financial statements for purchase accounting, such as goodwill, intangible assets and related amortization, have been pushed down to the respective segments for segment reporting purposes. In evaluating financial performance, management uses earnings before interest and other income, income taxes, and amortization, IPO-related expenses and non-cash compensation expense ("Adjusted EBITA") as the measure of a segment's profit or loss.

     The accounting policies of the reportable segments are the same as those described in Note 2 of the Company's Annual Report on Form 10-K. There are no inter-segment revenues or expenses between the three reportable segments.

     The following tables illustrate the financial results of the three reportable segments:

                                                               THREE MONTHS ENDED JUNE 30,
                             ----------------------------------------------------------------------------------------------
                                                  2001                                             2000
                             ---------------------------------------------     --------------------------------------------
                                                                       (IN THOUSANDS)

                                         STRATEGIC                                         STRATEGIC
                             SOFTWARE    CONSULTING   CORPORATE    TOTAL       SOFTWARE   CONSULTING   CORPORATE    TOTAL
                             --------    ----------   ---------   --------     --------   ----------   ---------   --------
Operating Results:
  Revenues:
    Licenses                 $  7,498     $     --    $     --    $  7,498     $  4,649    $     --    $     --    $  4,649
    Software services           8,353           --          --       8,353        4,374          --          --       4,374
    Strategic consulting           --        1,887          --       1,887           --       2,183          --       2,183
                             --------     --------    --------    --------     --------    --------    --------    --------
           Total revenues    $ 15,851     $  1,887    $     --    $ 17,738     $  9,023    $  2,183          --    $ 11,207
                             ========     ========    ========    ========     ========    ========    ========    ========

Depreciation                       --           --        (452)       (452)          --          --        (213)       (213)
                             --------     --------    --------    --------     --------    --------    --------    --------
Adjusted EBITA                  6,140          736      (4,035)      2,841        3,159       1,366      (2,477)      2,048
Non-cash
compensation expense               --           --        (303)       (303)          --          --         (39)        (39)
                             --------     --------    --------    --------     --------    --------    --------    --------
EBITA                           6,140          736      (4,338)      2,538        3,159       1,366      (2,516)      2,009
Amortization                   (3,068)        (173)         --      (3,241)      (2,038)       (518)         --      (2,556)
                             --------     --------    --------    --------     --------    --------    --------    --------
Operating income(loss)       $  3,077     $    563    $ (4,338)   $   (703)    $  1,121    $    848    $ (2,516)   $   (547)
                             ========     ========    ========    ========     ========    ========    ========    ========

                                                                SIX MONTHS ENDED JUNE 30,
                             -------------------------------------------------------------------------------------------------
                                                  2001                                              2000
                             ---------------------------------------------     -----------------------------------------------
                                                                      (IN THOUSANDS)

                                          STRATEGIC                                         STRATEGIC
                             SOFTWARE    CONSULTING   CORPORATE    TOTAL       SOFTWARE    CONSULTING    CORPORATE     TOTAL
                             --------    ----------   ---------   --------     --------    ----------    --------     --------
Operating Results:
  Revenues:
    Licenses                 $ 13,864     $     --    $     --    $ 13,864     $  8,722     $     --     $     --     $  8,722
    Software services          15,906           --          --      15,906        7,085           --           --        7,085
    Strategic consulting           --        4,363          --       4,363           --        3,920           --        3,920
                             --------     --------    --------    --------     --------     --------     --------     --------
           Total revenues    $ 29,770     $  4,363    $     --    $ 34,133     $ 15,807     $  3,920           --     $ 19,727
                             ========     ========    ========    ========     ========     ========     ========     ========
Depreciation                       --           --        (861)       (861)          --           --         (379)        (379)
                             --------     --------    --------    --------     --------     --------     --------     --------
Adjusted EBITA                 10,349        1,969      (8,043)      4,275        3,812        3,167       (4,381)       2,598
Non-cash
compensation expense               --           --        (330)       (330)          --           --         (104)        (104)
IPO-related expenses               --           --          --          --           --           --      (12,335)     (12,335)
                             --------     --------    --------    --------     --------     --------     --------     --------
EBITA                          10,349        1,969      (8,373)      3,945        3,812        3,167      (16,820)      (9,841)
Amortization                   (6,286)        (691)         --      (6,977)      (4,075)      (1,036)          --       (5,111)
                             --------     --------    --------    --------     --------     --------     --------     --------
Operating income(loss)       $  4,062     $  1,278    $ (8,373)   $  3,032     $   (264)    $  2,131     $(16,820)    $(14,952)
                             ========     ========    ========    ========     ========     ========     ========     ========

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

OVERVIEW

     We are a leading provider of software solutions and strategic consulting services to participants in energy markets throughout North America and Europe. We were organized as a limited liability company on April 29, 1998 and acquired Zai*Net Software, L.P. and Caminus Limited in May 1998, Positron Energy Consulting in November 1998, DC Systems, Inc. in July 1999 and certain assets and liabilities of both Nucleus Corporation and Nucleus Energy Consulting Corporation, which we refer to in this quarterly report as "Nucleus," in August 2000. Since the completion of these acquisitions, we expanded our organization by hiring personnel in key areas, particularly marketing, sales and research and development. Our full-time employees increased from 330 at December 31, 2000 to 366 at June 30, 2001.

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

     Revenues from customers outside the United States represented 39% of our total revenues for the six months ended June 30, 2001. A significant portion of our international revenues has been derived from sales of our strategic consulting services and software products in the United Kingdom. We intend to continue to expand our international operations and commit significant management time and financial resources to developing our direct international sales channels. International revenues may not, however, increase as a percentage of total revenues.

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

RESULTS OF OPERATIONS

 Comparison of the Three Months Ended June 30, 2001 to the Three Months Ended June 30, 2000

     The following table sets forth, except for the cost of revenues, which are expressed as a percentage of their related revenues, the consolidated financial information expressed as a percentage of revenues for the three months ended June 30, 2001 and 2000. The consolidated financial information for the periods presented are derived from the unaudited consolidated financial statements included elsewhere in this quarterly report. The discussion below outlines trends in the business. The three months ended June 30, 2000 and 2001 are referred to herein as "2000" and "2001," respectively.

                                                    THREE MONTHS
                                                       ENDED
                                                      JUNE 30,
                                                   --------------
                                                   2001      2000
                                                   ----      ----
            Revenues:
              Licenses ........................      42%       41%
              Software services ...............      47        39
              Strategic consulting ............      11        20
                                                   ----      ----
                      Total revenues ..........     100       100
            Cost of revenues:
              Cost of licenses ................       1         4
              Cost of software services .......      47        45
              Cost of strategic consulting ....      58        35
            Gross profit ......................      71        74

            Operating expenses:
              Sales and marketing .............      15        21
              Research and development ........      17        13
              General and administrative ......      25        22
              Amortization of intangible assets      18        23
                                                   ----      ----
                      Total operating expenses       75        79
                                                   ----      ----
            Loss from operations ..............      (4)       (5)
            Other income ......................       4         6
            Provision for income taxes ........       5         6
                                                   ----      ----
            Net loss ..........................      (5)%      (5)%
                                                   ====      ====

     Revenues

     Licenses: License revenues increased $2.8 million, or 61%, from $4.7 million in 2000 to $7.5 million in 2001 due primarily to increased demand for new and additional software licenses from new and existing customers, larger transaction sizes, the expansion of our domestic and international sales personnel, and the acquisition of Nucleus in August 2000.

     Software services: Software services revenues increased by $4.0 million, or 91%, from $4.4 million in 2000 to $8.4 million in 2001 due primarily to the increased licensing activity described above, which resulted in increased revenues from customer implementations and maintenance contracts. The greater percentage increase in software services revenues as compared to the increase in license revenues was primarily attributable to the increase in the customer base that has maintenance contracts and the conclusion of certain percentage of completion engagements. Typically, software services, including implementation and support services, are provided subsequent to the recognition of the license revenues.

     Strategic consulting: Strategic consulting revenues decreased $0.3 million, or 14%, from $2.2 million in 2000 to $1.9 million in 2001 due primarily to our European strategic consulting business experiencing a quicker-than-anticipated wind-down of the successful New Electricity Trading Arrangements (NETA) consulting engagement.

     Cost of Revenues

     Cost of licenses: Cost of licenses primarily consists of the software license costs associated with third-party software that is integrated into our products. Cost of licenses decreased $0.1 million or 101% from $0.2 million in 2000 to $0.1 million in 2001 due primarily to higher sales of Company owned product.

     Cost of software services: Cost of software services consists primarily of personnel costs associated with providing implementations, support under maintenance contracts and training through our professional service group. Cost of software services increased $1.9 million, or 101%, from $2.0 million in 2000 to $3.9 million in 2001 due to the increase in the number of implementation, training and technical support personnel, including former Nucleus personnel.

     Cost of strategic consulting: Cost of strategic consulting consists of personnel costs incurred in providing professional consulting services. Cost of strategic consulting increased $0.3 million, or 45%, from $0.8 million in 2000 to $1.1 million in 2001 due primarily to the increase in the number of our consultants, including the formation of our strategic consulting practice in the United States. We plan to continue expanding our strategic consulting organization and expect these expenses to increase. The increase in the cost of revenue percentage for the current quarter resulted from lower consultant utilization percentages related to our transition from the NETA contract, along with the ramp-up of our new domestic strategic consulting group. We expect this cost of revenue percentage to decrease in future quarters.

     Operating Expenses

     Sales and marketing: Sales and marketing expenses consist primarily of sales and marketing personnel costs, travel expenses, advertising and trade show expenses and commissions. Sales and marketing expenses increased $0.3 million, or 15%, from $2.4 million in 2000 to $2.7 million in 2001 due primarily to an increase in headcount and advertising and promotional expenses in 2001 compared to 2000. The increase in the cost of revenue percentage for the current quarter resulted from lower consultant utilization percentages related to our transition from the NETA contract, along with the ramp-up of our new domestic strategic consulting group.

     Research and development: Research and development expenses consist primarily of personnel costs for product development personnel and other related direct costs associated with the development of new products, the enhancement of existing products, quality assurance and testing. Research and development expenses increased $1.6 million, or 115%, from $1.4 million in 2000 to $3.0 million in 2001 due primarily to an increased hiring of personnel and to other expenses associated with the development of new products and enhancements of existing products.

     General and administrative: General and administrative expenses consist primarily of personnel costs of executive, financial, human resource and information services personnel as well as facility costs and related office expenses, management fees and outside professional fees. General and administrative expenses increased $1.8 million, or 72%, from $2.5 million in 2000 to $4.3 million in 2001 due primarily to increased staffing required to support our expanded operations in the United States and internationally along with an increase in rent and other expenses in 2001 compared to 2000, related to our increased consolidated headcount.

     Amortization of intangible assets: The amortization of the intangible assets represents the amortization of goodwill, which is the excess of the purchase price over the net assets acquired from the acquisitions of Zai*Net, Caminus Limited, Positron, DC Systems and Nucleus, and other intangible assets. Amortization of intangibles increased $0.6 million, or 27%, from $2.6 million in 2000 to $3.2 million in 2001 due primarily to our incurring amortization expense related to the August 2000 acquisition of Nucleus. This was offset in part by the completion of amortization of the goodwill recognized from the acquisition of Caminus Limited.

     Loss From Operations

     As a result of the variances described above, operating loss increased by $4.5 million, or 51%, from $8.9 million in 2000 to $13.3 million in 2001. Operating expenses as a percentage of revenues were 79% and 75% for 2000 and 2001, respectively.

     Adjusted EBITA

     Earnings before interest and other income (expense), income taxes, and amortization, non-cash compensation expense, and IPO-related expenses, or Adjusted EBITA, as a percentage of revenues were 16% and 18% for 2000 and 2001, respectively. Adjusted EBITA increased $0.8 million, or 40%, from $2.0 million in 2000 to $2.8 million in 2001.

     Interest and Other Income

     Interest and other income remained constant at $0.7 million for both 2000 and 2001. The interest income was primarily related to the interest earned on the resulting investments from our IPO proceeds along with gains on the sales of investments.

     Provision for Income Taxes

     Our tax provision increased $0.2 million or 25%, from $0.7 million in 2000 to $0.9 million in 2001. The primary reason for the increase in our tax provision was the recognition of tax expense for domestic operations in 2001 compared with a tax benefit in 2000. This was partially offset by a decrease in foreign taxes.

RESULTS OF OPERATIONS

 Comparison of the Six Months Ended June 30, 2001 to the Six Months Ended June 30, 2000

     The following table sets forth, except for the cost of revenues, which are expressed as a percentage of their related revenues, the consolidated financial information expressed as a percentage of revenues for the six months ended June 30, 2001 and 2000. The consolidated financial information for the periods presented are derived from the unaudited consolidated financial statements included elsewhere in this quarterly report. The discussion below outlines trends in the business. The six months ended June 30, 2000 and 2001 are referred to herein as "2000" and "2001," respectively.

                                                     SIX MONTHS
                                                       ENDED
                                                      JUNE 30,
                                                   --------------
                                                   2001      2000
                                                   ----      ----
            Revenues:
              Licenses ........................      41%       44%
              Software services ...............      46        36
              Strategic consulting ............      13        20
                                                   ----      ----
                      Total revenues ..........     100       100
            Cost of revenues:
              Cost of licenses ................       2         6
              Cost of software services .......      50        53
              Cost of strategic consulting ....      52        38
            Gross profit ......................      69        71

            Operating expenses:
              Sales and marketing .............      16        21
              Research and development ........      17        14
              General and administrative ......      24        23
              Amortization of intangible assets      20        26
              IPO-related expenses ............      --        63
                                                   ----      ----
                      Total operating expenses       78       147
                                                   ----      ----
            Loss from operations ..............      (9)      (76)
            Other income ......................       4         6
            Provision for income taxes ........       5         4
                                                   ----      ----
            Net loss ..........................     (10)%     (74)%
                                                   ====      ====

     Revenues

     Licenses: License revenues increased $5.2 million, or 59%, from $8.7 million in 2000 to $13.9 million in 2001 due primarily to increased demand for new and additional software licenses from new and existing customers, larger transaction sizes, the expansion of our domestic and international sales personnel, and the acquisition of Nucleus in August 2000.

     Software services: Software services revenues increased by $8.8 million, or 125%, from $7.1 million in 2000 to $15.9 million in 2001 due primarily to the increased licensing activity described above, which resulted in increased revenues from customer implementations and maintenance contracts. The greater percentage increase in software services revenues as compared to the increase in license revenues was primarily attributable to the increase in the customer base that has maintenance contracts. Typically, software services, including implementation and support services, are provided subsequent to the recognition of the license revenues.

     Strategic consulting: Strategic consulting revenues increased $0.4 million, or 11%, from $4.0 million in 2000 to $4.4 million in 2001 due primarily to an increased number of engagements, which was partially attributable to an increase in the number of our consultants.

     Cost of Revenues

     Cost of licenses: Cost of licenses decreased $0.2 million, or 44% from $0.5 million in 2000, to $0.3 million in 2001, due primarily to higher sales of Company owned products.

     Cost of software services: Cost of software services increased $4.2 million, or 111%, from $3.8 million in 2000 to $8.0 million in 2001 due primarily to the increase in the number of implementations, training and technical support personnel, including former Nucleus personnel, and related recruiting expenses, to support the growth of the implementations and the installed customer base.

     Cost of strategic consulting: Cost of strategic consulting increased $0.8 million, or 54%, from $1.5 million in 2000 to $2.3 million in 2001 due primarily to an increase in the number of our consultants, including the formation of our strategic consulting practice in the United States, and related recruiting expenses, to support the growth in revenues. We plan to continue expanding our strategic consulting organization and expect these expenses to increase. The increase in the cost of revenue percentage for the six month period resulted from lower consultant utilization percentages related to our transition from the NETA contract, along with the ramp-up of our new domestic strategic consulting group.

     Operating Expenses

     Sales and marketing: Sales and marketing expenses increased $1.2 million, or 29%, from $4.2 million in 2000 to $5.4 million in 2001 due to an increase in advertising and promotional expenses, headcount, recruiting expenses and travel expenses associated with the hiring of additional sales and marketing personnel to support the expansion of our domestic and international sales organizations.

     Research and development: Research and development expenses increased $3.1 million, or 111%, from $2.8 million in 2000 to $5.9 million in 2001 due primarily to increased hiring of personnel and to other expenses associated with the development of new products and enhancements of existing products.

     General and administrative: General and administrative expenses increased $3.9 million, or 87%, from $4.5 million in 2000 to $8.4 million in 2001 due primarily to increased staffing required to support our expanded operations in the United States and internationally along with an increase in rent and other expenses in 2001 compared to 2000, related to our increased consolidated headcount.

     Amortization of intangible assets: Amortization of intangibles increased $1.9 million, or 36%, from $5.1 million in 2000 to $7.0 million in 2001 due primarily to our incurring amortization expense related to the August 2000 acquisition of Nucleus. This was offset in part by the completion of amortization of the goodwill recognized upon the acquisition of Caminus Limited.

     IPO-related expenses: As a result of our initial public offering in January 2000, certain transactions occurred which resulted in significant charges in the first quarter of 2000. These transactions included the earning of an option granted to the former shareholders of Caminus Limited, which resulted in a charge of approximately $7.0 million including taxes, a payment of approximately $0.5 million for a special one-time bonus to the former shareholders of Caminus Limited, a payment of $1.3 million for a termination fee to GFI Two LLC, a principal stockholder, to cancel its consulting and advisory agreement and the granting of shares and the forgiveness of a loan to our President and Chief Executive Officer, which resulted in a charge of approximately $3.6 million.

     Loss From Operations

As a result of the variances described above, operating loss decreased by $12.0 million, or 80%, from $15.0 million in 2000 to $3.0 million in 2001. Operating expenses as a percentage of revenues were 147% and 78%for 2000 and 2001, respectively.

     Adjusted EBITA

     Earnings before interest and other income (expense), income taxes, and amortization, non-cash compensation expense, and IPO-related expenses, or Adjusted EBITA, as a percentage of revenues were 12% and 13% for 2000 and 2001, respectively. Adjusted EBITA increased $1.6 million, or 62%, from $2.6 million in 2000 to $4.2 million in 2001.

     Interest and Other Income

     Interest and other income increased $0.1 million, or 9%, from $1.1 million in 2000 to $1.2 million in 2001. The interest income was primarily related to the interest earned on the resulting investments from our IPO proceeds along with gains on the sale of investments.

     Provision for Income Taxes

     Our tax provision increased $0.8 million, or 102%, from $0.8 million in 2000 to $1.6 million in 2001. The primary reason for the increase in our tax provision was an increase in domestic tax expense in 2001.


LIQUIDITY AND CAPITAL RESOURCES

     In February 2000, we closed the initial public offering of our common stock, issuing 4.1 million shares of common stock and realizing net proceeds of $59.0 million. Prior to the offering, we had funded our operations and acquisitions primarily from the proceeds of private equity sales and borrowings under our credit facility.

     Our highly liquid assets consist of cash and cash equivalents plus our investments in marketable securities. For the six months ended June 30, 2001, our highly liquid assets increased by $3.6 million or 9% from $41.7 million at December 31, 2000 to $45.2 million at June 30, 2001. We believe that our highly liquid assets are sufficient to satisfy our liquidity requirements.

     Cash and cash equivalents as of June 30, 2001 were $33.9 million, an increase of $16.9 million from December 31, 2000.

     Net cash provided by operating activities for the six months ended June 30, 2001 was $3.8 million. Net cash provided by operating activities primarily resulted from our net loss of $3.4 million, which included $9.1 million of non-cash expenses such as depreciation and amortization of $7.8 million and deferred taxes of $0.8 million. This was partially offset by a reduction of accrued liabilities of $2.5 million.

     Our cash flow provided by investing activities was primarily affected by the sale of investments in marketable securities, and offset in part by the purchase of capital expenditures and the acquisition of additional investments in marketable securities. Net cash provided by investing activities during the six months ended June 30, 2001 was $11.8 million and resulted from the sale of $16.3 million in marketable securities primarily consisting of investment grade obligations of state and municipal governments and their agencies. Capital expenditures of $1.8 million were primarily for computer and communications equipment, purchased software, office equipment, furniture, fixtures and leasehold improvements.

     Net cash provided by financing activities during the six months ended June 30, 2001 was $1.4 million. During the six months ended June 30, 2001, financing activities provided cash of $0.5 million from the sale of common stock in connection with our employee stock purchase plan and $1.0 million from the exercise of stock options.

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

     Our revenues and results of operations have fluctuated in the past and may vary from quarter to quarter in the future. If our quarterly results fall below the expectations of securities analysts, the price of our common stock could fall. A number of factors, many of which are outside our control, may cause variations in our results of operations, including:

          - demand for our software solutions and strategic consulting services;

          -    the timing and recognition of sales of our products and services;

          - unexpected delays in developing and introducing new products and services;

          - increased expenses, whether related to sales and marketing, product development or administration;

          - changes in the rapidly evolving market for products and services in the energy industry;

          -    the mix of revenues derived from products and services;

          -    the hiring, retention and utilization of personnel;

          - costs related to possible acquisitions of technologies or businesses;

          -    general economic factors; and

          - changes in the revenue recognition policies required by generally accepted accounting principles.

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

    Many of our potential competitors have or may have longer operating histories and significantly greater financial, technical, marketing and other resources than we do, and may be able to respond more quickly than we can to new or changing opportunities, technologies and customer requirements. Also, our potential competitors have or may have greater name recognition and more extensive customer bases that they can leverage to gain promotional activities, adopt more aggressive pricing policies and offer more attractive terms to purchasers than we can. In addition, our current and potential competitors have established or may establish cooperative relationships among themselves or with third parties to enhance their products and services and expand their markets. Accordingly, new competitors or alliances among competitors may emerge and rapidly acquire significant market share. Increased competition could result in price reductions, reduced revenues and the loss of customers, which could result in increased losses or reduced profits.


OUR REVENUES ARE SUBSTANTIALLY DEPENDENT UPON SALES OF A LIMITED NUMBER OF SOFTWARE PRODUCTS AND RELATED SERVICES

     Factors adversely affecting the pricing of or demand for our products and services, such as competition or technological change, could have a material adverse effect of our business, financial condition and results of operations. To date, a significant percentage of our revenues has come from licensing our Zai*Net and Nucleus software and providing related services. We currently expect that these activities will account for a significant percentage of our revenues for the foreseeable future. Our future financial performance will depend, in large part, on the continued market acceptance of our existing products and the successful development, introduction and customer acceptance of new or enhanced versions of our software products and services. We may not be successful in continuing to develop and market our Zai*Net and Nucleus software.

WE MAY NOT BE ABLE TO MANAGE OUR EXPANDING OPERATIONS

     Rapid growth in numerous geographic regions has placed and will continue to place a significant demand on our management, financial and operational resources. Such demands may require us in the future to engage third-party resources over which we have limited control to assist us in implementing our growth strategy. We intend to continue to expand our U.S. and international operations in the foreseeable future to pursue existing and potential market opportunities and to support our growing customer base. In order to manage growth effectively, we may need to improve our operational systems, procedures and controls on a timely and cost-effective basis. If we fail to improve our operational systems in a timely and cost-effective manner, we could experience customer dissatisfaction, cost inefficiencies and lost revenue opportunities.

WE FACE RISKS ASSOCIATED WITH OUR INTERNATIONAL OPERATIONS AND PLANS FOR
EXPANSION

     One of our key strategies is to continue to expand our international operations and sales and marketing efforts. If we are unsuccessful, we may lose customers that operate globally, which will adversely affect our results of operations. In addition, international operations are subject to inherent risks that may limit our international expansion or cause us to incur significant costs to compete effectively in international markets. These include:

          - the need to comply with the laws and regulations of different countries;

          - difficulties in enforcing contractual obligations and intellectual property rights in some countries;

          - difficulties and costs of staffing and managing foreign operations;

          - fluctuations in currency exchange rates and the imposition of exchange or price controls or other restrictions on the conversion of foreign currencies;

          - difficulties in collecting international accounts receivable and the existence of potentially longer payment cycles;

          -    language and cultural differences; and

          -    local economic conditions in foreign markets.


     For the six months ended June 30, 2001, approximately 29% of our revenues and 22% of our operating expenses were denominated in British pounds. Our exposure to fluctuations in currency exchange rates is likely to increase as we expand our international operations.

WE MAY NOT BE ABLE TO INTEGRATE THE OPERATIONS FROM FUTURE ACQUISITIONS

     As part of our business strategy, we have completed and expect to enter into additional business combinations and acquisitions. Acquisition transactions are accompanied by a number of risks, including, among other things:

          - the difficulty of assimilating the operations and personnel of the acquired companies;

          -    the potential disruption of our ongoing business;

          - expenses associated with the transactions, including expenses associated with amortization of acquired intangible assets; and

          - the potential unknown liabilities associated with acquired businesses.

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

     Because our customers use our products for critical business applications, errors, defects or other performance problems could result in damage to our customers. They could seek significant compensation for losses from us. Although our license agreements typically contain provisions designed to limit our exposure to product liability claims, existing or future laws or unfavorable judicial decisions could negate these limitations. Even if not successful, a product liability claim brought against us would likely be costly and time consuming, which would require our management to spend time defending the claim rather than operating our business.

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

Further, we may be subject to additional risks as we enter into transactions in countries where intellectual property laws are not well developed or are poorly enforced. Legal protections of our rights may be ineffective in such countries, and technology developed in such countries may not be protectable in jurisdictions where protection is ordinarily available. In addition, we are obligated to indemnify customers against claims that we infringe the intellectual property rights of third parties. The results of any intellectual property litigation to which we might become a party may force us to do one or more of the following:

          - cease selling or using products or services that incorporate the challenged intellectual property;

          - obtain a license, which may not be available on reasonable terms or at all, to sell or use the relevant technology;

          -    redesign those products or services to avoid infringement; or

          -    refund license fees that we have previously received.

OUR BUSINESS MAY BE HARMED IF WE LOSE THE SERVICES OF KEY EXECUTIVES OR OTHER KEY EMPLOYEES

     Our success depends largely on the skills, experience and performance of key executives and other key employees. These employees have significant expertise in the energy and software industries and would be difficult to replace. If we lose one or more of our key executives or other key employees, our business could be harmed.

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

     We intend to grow our business rapidly, including through potential acquisitions, and may require external financing in the future. Obtaining additional financing will be subject to a number of factors, including:

          -    market conditions;

          -    our operating performance; and

          - investor sentiment, particularly with respect to the emerging energy market.

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

OUR PERFORMANCE WILL DEPEND ON THE CONTINUED GROWTH IN DEMAND FOR ENERGY PRODUCTS AND SERVICES

     Our future success depends heavily on the continued growth in demand for energy products and services, which is difficult to predict. If demand for energy products and services do not continue to grow or grows more slowly than expected, demand for our products and services will be reduced. Because a substantial portion of our operating expenses is fixed in the short term, any unanticipated reduction in demand for our products and services would negatively impact our operating results. Utilities and other businesses may be slow to adapt to changes in the energy marketplace or be satisfied with existing services and solutions. This would cause there to be less demand for our products and services than we currently expect. Even if there is significant market acceptance of products and services for the energy industry, we may incur substantial expenses adapting our solutions to changing or emerging technologies.

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

OUR STOCK PRICE MAY BE VOLATILE

     The market price of our common stock may fluctuate significantly in response to the following factors, some of which are beyond our control:

          --   variations in quarterly operating results;

          -- announcements, by us or our competitors, of significant contracts, acquisitions, strategic partnerships, joint ventures or capital commitments;

          --   additions or departures of key personnel;

          --   future sales of common stock;

          --   changes in financial estimates by securities analysts; and

          --   loss of a major customer.

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

ANTI-TAKEOVER PROVISIONS IN OUR CHARTER DOCUMENTS AND DELAWARE LAW COULD PREVENT OR DELAY A CHANGE IN CONTROL OF US

     Provisions of our certificate of incorporation and by-laws may discourage, delay or prevent a merger, acquisition or other change in control, even if the change in control would be beneficial to stockholders. Any of these provisions could reduce the market price of our common stock. These provisions include:

          -- providing for a classified board of directors with staggered, three-year terms;

          -- limiting the persons who may call special meetings of stockholders;

          --   prohibiting stockholder action by written consent; and

          -- establishing advance notice requirements for nominations for election to the board of directors or for proposing matters that can be acted on by stockholders at stockholder meetings.

     We are subject to the provisions of Section 203 of the General Corporation Law of Delaware. Section 203 will prohibit us from engaging in specified business combinations, unless the business combination is approved in a prescribed manner. Accordingly, Section 203 may discourage, delay or prevent someone from acquiring or merging with us.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We have no derivative financial instruments. We invest our cash and cash equivalents in investment-grade, debt instruments of state and municipal governments and their agencies and high quality corporate issuers, money market instruments and bank certificates of deposit. As of June 30, 2001, we invested the net proceeds from our initial public offering in similar investment-grade and highly liquid investments.

     Our earnings are affected by fluctuations in the value of our subsidiaries' functional currency as compared to the currencies of our foreign denominated sales and purchases. The results of operations of our subsidiaries, as reported in U.S. dollars, may be significantly affected by fluctuations in the value of the local currencies in which we transact business. Such amount is recorded upon the translation of the foreign subsidiaries' financial statements into U.S. dollars, and is dependent upon the various foreign exchange rates and the magnitude of the foreign subsidiaries' financial statements. At June 30, 2001, our foreign currency translation adjustment was not material and, for the three months ended June 30, 2001, net foreign currency transaction losses were insignificant. In addition to the direct effects of changes in exchange rates, which are a changed dollar value of the resulting sales and related expenses, changes in exchange rates affect the volume of sales or the foreign currency sales price as competitors' products become more or less attractive.

     For the six months ended June 30, 2001, approximately 29% of our revenues and 22% of our operating expenses were denominated in British pounds. Historically, the effect of fluctuations in currency exchange rates has not had a material impact on our operations. Our exposure to fluctuations in currency exchange rates will increase as we expand our international operations. We conduct our European operations in the United Kingdom and the countries of the European Union, which are part of the Europe Monetary Union. We have also reviewed the impact the Euro has on our business and whether this will give rise to a need for significant changes in our commercial operations or treasury management functions. Because our European transactions are primarily denominated in British pounds and as yet we have not experienced any significant impact on our European operations from the fluctuations in the exchange rate between Euro and British pounds, we do not believe that fluctuations in the value of the Euro will have any material effect on our business, financial condition or results of operations.

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

     In connection with the offering, the expenses were as follows (in thousands):

                Underwriting Discounts and Commissions    $4,578
                Other Expenses .......................     1,804
                                                          ------
                Total Expenses .......................    $6,382
                                                          ======

     Payment of expenses were to persons other than: directors, officers, our general partners or their associates, persons owning ten percent or more of any class of our equity securities, or our affiliates.

     Our net offering proceeds, after deducting the total expenses described above, were $59,028 (in thousands).

     From the effective date of the Registration Statement through June 30, 2001, we used the net proceeds from the offering as follows (in thousands):

              Repayment of Indebtedness ..............    $ 4,309
              Capital Expenditures ...................      6,191
              Termination Fee for Consulting Services       1,300
              Bonus payments .........................        522
              Lease Termination Fee ..................        186
              Earn-out Payment to Zak Associates, Inc.        355
              Security Deposit on New York lease .....      1,739
              Acquisition of DC Systems ..............        184
              Acquisition of Nucleus .................     13,684
              Investments in Marketable Securities ...     26,392
              Cash Used in Operations ................      4,166
                                                          -------
                                                          $59,028
                                                          =======

     All of the above listed payments were direct or indirect payments to persons other than: directors, officers, general partners or their associates, persons owning ten percent or more of any class of our equity securities, or our affiliates, except for: (i) the termination fee for consulting services which was paid to GFI Two LLC, where our directors Lawrence D. Gilson and Richard K. Landers are Chairman and a principal, respectively; (ii) $289 (in thousands) of the bonus payments, which was paid to Nigel L. Evans, our Executive Vice President, Director of European Operations and one of our directors, and (iii) the earn-out payment to Zak Associates, Inc., which entity is 100% owned by a partnership affiliated with our Chief Technology Officer and one of our directors, Brian J. Scanlan.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At our Annual Meeting of Stockholders held on May 2, 2001, our stockholders approved the following items:

          1. The election of Nigel L. Evans, Lawrence D. Gilson and Brian J. Scanlan as Class II Directors for the ensuing three years.

          2. An amendment to our 1999 Stock Incentive Plan, increasing from 502,312 to 1,218,943 the number of shares of our common stock authorized for issuance under such plan and the continuance of the 1999 Stock Incentive Plan, as amended.

          3.The ratification of the appointment of KPMG LLP as our independent auditors for the current year.

The other directors of the Company whose terms of office continued after the Annual Meeting are Anthony H. Bloom, Christopher S. Brothers, Richard K. Landers, Clare M. J. Spottiswoode and David M. Stoner. There were 15,755,877 shares of our common stock issued, outstanding and eligible to vote on the record date of March 16, 2001. The results of the voting for each matter are set forth below.

     ELECTION OF DIRECTORS             VOTES FOR        VOTES WITHHELD
     ---------------------             ---------        --------------
        NIGEL L. EVANS                 12,757,579           774,023
      LAWRENCE D. GILSON               13,012,636           518,966
       BRIAN J. SCANLAN                12,757,579           774,023


  AMENDMENT TO, AND APPROVAL
    OF THE CONTINUATION OF,                                                     BROKER
 THE 1999 STOCK INCENTIVE PLAN    VOTES FOR    VOTES AGAINST    ABSTENTIONS    NON-VOTES
 -----------------------------    ---------    -------------    -----------    ---------
                                  9,230,003      2,887,095         4,185       1,410,319


    RATIFICATION OF AUDITORS       VOTES FOR       VOTES AGAINST      ABSTENTIONS
    ------------------------       ---------       -------------      -----------
                                   13,482,689          48,338             575

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

          The exhibits listed on the Exhibit Index immediately preceding such exhibits are filed as part of this report.

     (b)  Reports on Form 8-K

          None.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 10, 2001

                                               CAMINUS CORPORATION
                                               -------------------
                                                   Registrant

                                          /s/     Joseph P. Dwyer
                                          -------------------------------
                                                  Joseph P. Dwyer
                                              Chief Financial Officer
                                                        and
                                          Registrant's Authorized Officer

                                  EXHIBIT INDEX

Exhibit
No.         Description
-------     -----------
10.1        1999 Stock Incentive Plan, as amended.

10.2        Form of Certificate of Stock Option Grant.

10.3 Form of Incentive Stock Option Agreement, as amended, granted under the 1999 Stock Incentive Plan.

10.4 Form of Nonstatutory Stock Option Agreement, as amended, granted under the 1999 Stock Incentive Plan.

10.5* Employment Letter between Caminus Corporation and Joseph P. Dwyer, dated April 10, 2001.

10.6        Nonstatutory Stock Option Agreement between Caminus Corporation and
            Joseph P. Dwyer, dated May 7, 2001.


-----------------
* Confidential treatment has been requested as to certain portions, which portions have been omitted and filed separately with the Securities and Exchange Commission.