Form 10-Q
period 2001-09-30
CAMINUS CORP
filed 2001-11-09
CIK 1095157

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                      TO                     .

COMMISSION FILE NUMBER 000-28085

CAMINUS CORPORATION
(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

DELAWARE	13-4081739

(STATE OR OTHER JURISDICTION OF INCORPORATION OR ORGANIZATION)	(IRS EMPLOYER IDENTIFICATION NO.)

825 THIRD AVENUE
NEW YORK, NEW YORK 10022
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES AND ZIP CODE)

REGISTRANT’S TELEPHONE NUMBER, INCLUDING AREA CODE: (212) 515-3600

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes       No

As of October 31, 2001, there were 15,914,339 shares of Caminus Corporation common stock outstanding.

CAMINUS CORPORATION
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

PAGE

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

a) Consolidated Balance Sheets as of September 30, 2001 (Unaudited) and December 31, 2000	3

b) Consolidated Statements of Operations for the three and nine months ended September 30, 2001 and 2000 (Unaudited)	4

c) Consolidated Statements of Cash Flows for the nine months ended September 30, 2001 and 2000 (Unaudited)	5

d) Notes to Consolidated Financial Statements	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	10

Item 3. Quantitative and Qualitative Disclosures About Market Risk	20

PART II. OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds	21

Item 6. Exhibits and Reports on Form 8-K	22

Signatures	23

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CAMINUS CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	SEPTEMBER 30,	DECEMBER 31,
	2001	2000

	(UNAUDITED)	(AUDITED)
ASSETS

Current assets:

Cash and cash equivalents	$21,037	$16,883

Investments in short term marketable securities	12,083	12,368

Accounts receivable, net	13,423	16,322

Deferred income taxes	527	1,288

Prepaid expenses and other current assets	2,852	3,007

Total current assets	49,992	49,868

Investments in long-term marketable securities	14,957	12,413

Fixed assets, net	5,972	4,890

Acquired technology, net	2,821	4,445

Other intangibles, net	4,294	5,505

Goodwill, net	18,103	25,165

Other assets	1,813	1,759

Total assets	$97,882	$104,045

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:

Accounts payable	$1,520	$1,692

Accrued liabilities	6,776	8,121

Income taxes payable	2,231	2,273

Payable to related parties	—	100

Deferred revenue	3,576	4,068

Total current liabilities	14,103	16,254

Commitments and contingencies Stockholders’ equity:

Common stock, $0.01 par, 50,000 shares authorized; 17,676 shares issued and 15,914 shares outstanding at September 30, 2001; 17,453 shares issued and 15,691 shares outstanding at December 31, 2000	177	174

Additional paid-in capital	130,165	127,092

Treasury stock, at cost	(4,911)	(4,911)

Deferred compensation	(849)	(128)

Accumulated deficit	(40,992)	(34,497)

Accumulated other comprehensive income	189	61

Total stockholders’ equity	83,779	87,791

Total liabilities and stockholders’ equity	$97,882	$104,045

The accompanying notes are an integral part of these consolidated financial statements.

CAMINUS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,

	2001	2000	2001	2000

	(UNAUDITED)
Revenues:

Licenses	$5,558	$7,045	$19,422	$15,767

Software services	7,786	5,397	23,692	12,482

Strategic consulting	1,812	2,275	6,175	6,195

Total revenues	15,156	14,717	49,289	34,444

Cost of revenues:

Cost of licenses	361	289	641	786

Cost of software services	4,044	3,308	12,007	7,085

Cost of strategic consulting	1,150	931	3,417	2,407

Total cost of revenues	5,555	4,528	16,065	10,278

Gross profit	9,601	10,189	33,224	24,166

Operating expenses:

Sales and marketing	2,525	2,769	7,960	6,984

Research and development	3,032	1,762	8,902	4,544

General and administrative (excluding IPO-related expenses)	3,965	3,073	12,338	7558

Amortization of intangible assets	3,010	2,911	9,987	8,023

IPO-related expenses	—	—	—	12,335

Total operating expenses	12,532	10,515	39,187	39,444

Loss from operations	(2,931)	(326)	(5,963)	(15,278)

Interest, investment & other income	496	668	1,723	1,796

Income (loss) before provision for income taxes	(2,435)	342	(4,240)	(13,482)

Provision for income taxes	690	711	2,255	1,486

Net loss	$(3,125)	$(369)	$(6,495)	$(14,968)

Basic and diluted net loss per share	$(0.20)	$(0.02)	$(0.41)	$(1.02)

Weighted average shares used in computing net loss per share	15,902	15,397	15,808	14,682

The accompanying notes are an integral part of these consolidated financial statements.

CAMINUS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

	NINE MONTHS ENDED SEPTEMBER 30,

	2001	2000

	(UNAUDITED)
Cash flows from operating activities:

Net loss	$(6,495)	$(14,968)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:

Depreciation and amortization	11,378	8,678

Deferred taxes	761	(335)

Deferred costs	52	182

Non-cash IPO-related expenses	—	9,741

Non-cash compensation expense	508	136

Bad debt expense	261	—

Changes in operating assets and liabilities:

Accounts receivable	2,619	(7,038)

Prepaid expenses and other current assets	(369)	871

Accounts payable	(13)	302

Accrued liabilities	(1,480)	749

Income Taxes payable	(42)	1,635

Deferred revenue	(491)	44

Other	(75)	(2)

Net cash provided by (used in) operating activities	6,614	(5)

Cash flows from investing activities:

Purchase of marketable securities	(31,931)	(40,831)

Proceeds from sales of marketable securities	29,965	7,817

Acquisition of DC Systems, Inc. net of cash acquired	—	(184)

Purchase of fixed assets	(2,473)	(2,764)

Acquisition of Nucleus Corporation	(168)	(13,584)

Net cash used in investing activities:	(4,607)	(49,546)

Cash flows from financing activities:

Proceeds received from issuance of common stock, net	—	59,028

Cash received for stock options exercised	1,002	2,033

Cash received for stock under ESPP	842	—

Payments of obligation to affiliate	—	(2,938)

Repayment of borrowing under credit facility, net	—	(3,050)

Payment to former shareholders of Caminus LLC	—	(452)

Cash received for stock subscriptions receivable	—	2,018

Net cash provided by financing activities	1,844	56,639

Effect of exchange rates on cash flows	303	(397)

Net increase in cash and cash equivalents	4,154	6,691

Cash and cash equivalents, beginning of period	16,883	662

Cash and cash equivalents, end of period	$21,037	$7,353

The accompanying notes are an integral part of these consolidated financial statements.

CAMINUS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1. BUSINESS AND ORGANIZATION

Formation of the Business

         Caminus Corporation (“Caminus” or the “Company”) was incorporated in Delaware in September 1999. Caminus was formed to succeed Caminus LLC as the parent organization for the subsidiaries formerly held by Caminus LLC.

         An investor group originally organized Caminus LLC as a Delaware limited liability company on April 29, 1998. Caminus was formed for the purpose of acquiring equity interests in and managing the business affairs of Caminus Energy Limited, which is now known as Caminus Limited, and Zai*Net Software, L.P. (“Zai*Net”), and to provide industry expertise and risk management software products in the evolving competitive gas and energy markets worldwide.

Basis of Presentation

         The unaudited consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These unaudited consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2000. The unaudited consolidated financial statements included herein reflect all adjustments (which include only normal, recurring adjustments), which are, in the opinion of management, necessary to state fairly the results for the periods presented. The results for the three- and nine-month periods ended September 30, 2001 are not necessarily indicative of the results expected for the full fiscal year.

Principles of Consolidation

         The accompanying consolidated financial statements include the accounts of Caminus Corporation and its subsidiaries. All intercompany transactions and balances have been eliminated.

New Accounting Pronouncements

         In July 2001, the FASB issued Statement No. 141, Business Combinations, and Statement No. 142, Goodwill and Other Intangible Assets. Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, as well as all purchase method business combinations completed after June 30, 2001. Statement 141 also specifies criteria that intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill, noting that any purchase price allocable to an assembled workforce may not be accounted for separately. Statement 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of Statement 142. Statement 142 will also require that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.

         The Company adopted the provisions of Statement 141 effective July 1, 2001, and will adopt Statement 142 effective January 1, 2002. Furthermore, any goodwill and any intangible asset determined to have an indefinite useful life that are acquired in a purchase business combination completed after June 30, 2001 will not be amortized, but will continue to be evaluated for impairment in accordance with the appropriate pre-Statement 142 accounting literature. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 will continue to be amortized prior to the adoption of Statement 142.

CAMINUS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

         Upon adoption of Statement 142, the Company will evaluate its existing intangible assets and goodwill that were acquired in a prior purchase business combination, and to make any necessary reclassifications in order to conform with the new criteria in Statement 141 for recognition apart from goodwill. Upon adoption of Statement 142, the Company will be required to reassess the useful lives and residual values of all intangible assets acquired in purchase business combinations, and make any necessary amortization period adjustments by the end of the first interim period after adoption. In addition, to the extent an intangible asset is identified as having an indefinite useful life, the Company will be required to test the intangible asset for impairment in accordance with the provisions of Statement 142 within the first interim period. Any impairment loss will be measured as of the date of adoption and recognized as the cumulative effect of a change in accounting principle in the first interim period.

         In connection with the transitional goodwill impairment evaluation, Statement 142 will require the Company to perform an assessment of whether there is an indication that goodwill is impaired as of the date of adoption. To accomplish this the Company must identify its reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of the date of adoption. The Company will then have up to six months from the date of adoption to determine the fair value of each reporting unit and compare it to the reporting unit’s carrying amount. To the extent a reporting unit’s carrying amount exceeds its fair value, an indication exists that the reporting unit’s goodwill may be impaired and the Company must perform the second step of the transitional impairment test. In the second step, the Company must compare the implied fair value of the reporting unit’s goodwill, determined by allocating the reporting unit’s fair value to all of it assets (recognized and unrecognized) and liabilities in a manner similar to a purchase price allocation in accordance with Statement 141, to its carrying amount, both of which would be measured as of the date of adoption. This second step is required to be completed as soon as possible, but no later than the end of the year of adoption. Any transitional impairment loss will be recognized as the cumulative effect of a change in accounting principle in the Company’s statement of earnings.

         As of the date of adoption, the Company expects to have unamortized goodwill in the amount of $15.9 million and unamortized identifiable intangible assets in the amount of $6.2 million, all of which will be subject to the transition provisions of Statements 141 and 142. Amortization expense related to goodwill was $8.7 million and $7.1 million for the year ended December 31, 2000 and the nine months ended September 30, 2001, respectively. Because of the extensive effort needed to comply with adopting Statements 141 and 142, it is not practicable to reasonably estimate the impact of adopting these Statements on the Company’s financial statements at the date of this report, including whether any transitional impairment losses will be required to be recognized as the cumulative effect of a change in accounting principle.

Reclassifications

         Certain reclassifications were made to prior period amounts to conform to the current period presentation format.

Net Loss per Share

         Basic and diluted net loss per share is computed by dividing net loss for the period by the weighted average number of shares outstanding for the period. The calculation of diluted net loss per share excludes options (2,038,800 outstanding as of September 30, 2001) to purchase common shares, as the effect of including such options would be antidilutive.

CAMINUS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

Comprehensive Loss

         Total comprehensive loss for the nine months ended September 30, 2001 and 2000 was as follows:

	NINE MONTHS ENDED
	SEPTEMBER 30,

	2001	2000

	(IN THOUSANDS)
Net loss	$(6,495)	$(14,968)

Reclassification from unrealized gains to realized gains	(222)	—

Unrealized gains on marketable securities	38	85

Cumulative foreign currency translation adjustment	312	(287)

Comprehensive loss	$(6,367)	$(15,170)

2. SUPPLEMENTAL CASH FLOW INFORMATION

	NINE MONTHS ENDED SEPTEMBER 30,

	2001	2000

	(IN THOUSANDS)
Reclassification from unrealized gains to realized gains on marketable securities	(222)	—

Unrealized gains on available-for-sale securities	38	85

3. STOCK OPTION PLAN

         On May 2, 2001, the shareholders authorized an additional 716,631 shares to be available for grant under the 1999 Stock Incentive Plan (“1999 Plan”). The Company had previously contingently granted, subject to shareholder approval, approximately 182,000 options with exercise prices ranging from $20.13 to $29.63. The closing price of the Company’s stock on May 2, 2001 was $31.15. As a result in May 2001, the Company recorded deferred compensation of approximately $1.2 million which will be amortized over the four-year vesting period of the options. The related non-cash compensation expense for 2001 will be approximately $0.6 million.

4. SUBSEQUENT EVENT

         On October 15, 2001, the Company entered into a definitive purchase agreement to acquire the software business of Altra Technologies, Inc. for 1.975 million shares of Caminus stock and $30 million in cash. The acquisition is anticipated to close in the fourth quarter of 2001.

CAMINUS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

5. SEGMENT REPORTING

         The Company has three reportable segments: software, strategic consulting and corporate. Software comprises the licensing of the Company’s software products and the related implementation and maintenance services. Strategic consulting provides energy market participants with professional advice regarding where and how to compete in their respective markets. Corporate includes general overhead and administrative expenses not directly related to the operating segments, including rent and facility costs. Items recorded in the consolidated financial statements for purchase accounting, such as goodwill, intangible assets and related amortization, have been pushed down to the respective segments for segment reporting purposes. In evaluating financial performance, management uses earnings before interest and other income, income taxes, and amortization, IPO-related expenses and non-cash compensation expense (“Adjusted EBITA”) as the measure of a segment’s profit or loss.

         The accounting policies of the reportable segments are the same as those described in Note 2 of the Company’s Annual Report on Form 10-K. There are no inter-segment revenues or expenses between the three reportable segments.

         The following tables illustrate the financial results of the three reportable segments:

	THREE MONTHS ENDED SEPTEMBER 30,

	2001				2000

	(IN THOUSANDS)
		STRATEGIC				STRATEGIC
	SOFTWARE	CONSULTING	CORPORATE	TOTAL	SOFTWARE	CONSULTING	CORPORATE	TOTAL

Operating Results:

Revenues:

Licenses	$5,558	$—	$—	$5,558	$7,045	$—	$—	$7,045

Software services	7,786	—	—	7,786	5,397	—	—	5,397

Strategic consulting	—	1,812	—	1,812	—	2,275	—	2,275

Total revenues	$13,344	$1,812	$—	$15,156	$12,442	$2,275	—	$14,717

Depreciation	—	—	(529)	(529)	—	—	(276)	(276)

Adjusted EBITA	3,441	630	(3,814)	257	4,404	1,261	(3,048)	2,617

Non-cash compensation expense	—	—	(178)	(178)	—	—	(32)	(32)

IPO-related expenses	—	—	—	—	—	—	—	—

	3,441	630	(3,992)	79	4,404	1,261	(3,080)	2,585

Amortization	(3,010)	—	—	(3,010)	(2,393)	(518)	—	(2,911)

Operating income/(loss)	$431	$630	$(3,992)	$(2,931)	$2,011	$743	$(3,080)	$(326)

	NINE MONTHS ENDED SEPTEMBER 30,

	2001				2000

	(IN THOUSANDS)
		STRATEGIC				STRATEGIC
	SOFTWARE	CONSULTING	CORPORATE	TOTAL	SOFTWARE	CONSULTING	CORPORATE	TOTAL

Operating Results:

Revenues:

Licenses	$19,422	$—	$—	$19,422	$15,767	$—	$—	$15,767

Software services	23,692	—	—	23,692	12,482	—	—	12,482

Strategic consulting	—	6,175	—	6,175	—	6,195	—	6,195

Total revenues	$43,114	$6,175	$—	$49,289	$28,249	$6,195	—	$34,444

Depreciation	—	—	(1,390)	(1,390)	—	—	(655)	(655)

Adjusted EBITA	13,789	2,599	(11,856)	(4,532)	8,216	4,428	(7,428)	5,216

Non-cash compensation expense	—	—	(508)	(508)	—	—	(136)	(136)

IPO-related expenses	—	—	—	—	—	—	(12,335)	(12,335)

	13,789	2,599	(12,364)	4,024	8,216	4,428	(19,899)	(3,126)

Amortization	(9,296)	(691)	—	(9,987)	(6,469)	(1,554)	—	(8,023)

Operating income(loss)	$4,493	$1,908	$(12,364)	$(5,963)	$1,747	$2,874	$(19,899)	$(15,278)

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         This quarterly report contains forward-looking statements that involve risks and uncertainties. The statements contained in this report that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Without limiting the foregoing, the words “may,” “will,” “should,” “could,” “expects,” “plans,” “intends,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue” and similar expressions are intended to identify forward-looking statements. All forward-looking statements included in this quarterly report are based on information available to us up to and including the date of this document, and we assume no obligation to update any such forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth below under “Certain Factors that May Affect Our Business” and elsewhere in this quarterly report. You should also carefully review the risks outlined in other documents that we file from time to time with the Securities and Exchange Commission.

OVERVIEW

         We are a leading provider of software solutions and strategic consulting services to participants in energy markets throughout North America and Europe. We acquired Zai*Net Software, L.P. and Caminus Limited in May 1998, Positron Energy Consulting in November 1998, DC Systems, Inc. in July 1999 and certain assets and liabilities of both Nucleus Corporation and Nucleus Energy Consulting Corporation, which we refer to in this quarterly report as “Nucleus,” in August 2000. Since the completion of these acquisitions, we expanded our organization by hiring personnel in key areas, particularly marketing, sales and research and development. Our full-time employees increased from 330 at December 31, 2000 to 362 at September 30, 2001.

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

         We follow the provisions of Statement of Position No. 97-2, “Software Revenue Recognition,” as amended by SOP 98-9, “Modification of SOP 97-2, Software Revenue Recognition with Respect to Certain Transactions.” Under SOP No. 97-2, if the license agreement does not provide for significant customization of, or enhancements to, the software, we recognize license revenues when a license is executed, the product has been delivered, all significant company obligations are fulfilled, the fee is fixed or determinable and collectibility is probable. For those license agreements where customer acceptance is required and it is not probable, we recognize license revenues when the software has been accepted. For those license agreements where the licensee requires significant enhancements or customization to adapt the software to the unique specifications of the customer or the service elements of the arrangement are considered essential to the functionality of the software products, we recognize both the license revenues and service revenues using contract accounting. If acceptance of the software and related software services is probable, we use the percentage of completion method to recognize revenue for those types of license agreements, where progress towards completion is measured by comparing software services hours incurred to estimated total hours for each software license agreement. If acceptance of the software and related software services is not probable, then we use the completed contract method and recognize license revenues only when our obligations under the license agreement are completed and the software has been accepted. Accordingly, for these contracts, payments received and software license costs are deferred until our obligations under the license agreement are completed. Anticipated losses, if any, on uncompleted contracts are recognized in the period in which such losses are determined. Maintenance and support revenues associated with new product licenses and renewals are deferred and recognized ratably over the contract period. Software services revenues, where the services do not significantly modify the licensed products, are not essential to their functionality and payment obligations for the licensed products are not dependent upon the performance of the services, and strategic consulting revenues are typically billed on a time and materials basis and are recognized as such services are performed.

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

         Revenues from customers outside the United States represented 38% of our total revenues for the nine months ended September 30, 2001. A significant portion of our international revenues has been derived from sales of our strategic consulting services and software products in the United Kingdom. We intend to continue to expand our international operations and commit significant management time and financial resources to developing our direct international sales channels. International revenues may not, however, increase as a percentage of total revenues.

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

RESULTS OF OPERATIONS

  Comparison of the Three Months Ended September 30, 2001 to the Three Months Ended September 30, 2000

         The following table sets forth, except for the cost of revenues, which are expressed as a percentage of their related revenues, the consolidated financial information expressed as a percentage of revenues for the three months ended September 30, 2001 and 2000. The consolidated financial information for the periods presented are derived from the unaudited consolidated financial statements included elsewhere in this quarterly report. The discussion below outlines trends in the business. The three months ended September 30, 2000 and 2001 are referred to herein as “2000” and “2001,” respectively.

	THREE MONTHS
	ENDED
	SEPTEMBER 30,

	2001	2000

Revenues:

Licenses	37%	48%

Software services	51	37

Strategic consulting	12	15

Total revenues	100	100

Cost of revenues:

Cost of licenses	6%	4%

Cost of software services	52	61

Cost of strategic consulting	63	41

Gross profit	63	69

Operating expenses:

Sales and marketing	17%	19%

Research and development	20	12

General and administrative	26	20

Amortization of intangible assets	20	20

Total operating expenses	83	71

Loss from operations	(19)	(2)

Other income	3	5

Provision for income taxes	5	5

Net loss	(21)%	(3)%

         Revenues

         Licenses: License revenues decreased $1.5 million, or 21%, from $7.0 million in 2000 to $5.5 million in 2001 due primarily to the events of September 11, 2001, which resulted in reduced business activity during the peak closing period in the third quarter and the deferral of certain software license agreements, which are expected to close in the fourth quarter of 2001.

         Software services: Software services revenues increased by $2.4 million, or 44%, from $5.4 million in 2000 to $7.8 million in 2001 due primarily to the increase in the customer base that has maintenance contracts and the increase in the number of license sales in the first half of 2001 compared to the first half of 2000.

         Strategic consulting: Strategic consulting revenues decreased $0.5 million, or 20%, from $2.3 million in 2000 to $1.8 million in 2001 due primarily to the absence of a comparable revenue stream to replace the successful New Electricity Trading Arrangements (NETA) consulting engagement in Europe.

         Cost of Revenues

         Cost of licenses: Cost of licenses primarily consists of the software license costs associated with third-party software that is integrated into our products. Cost of licenses remained constant at $0.3 million for both 2000 and 2001.

         Cost of software services: Cost of software services consists primarily of personnel costs associated with providing implementations, support under maintenance contracts and training through our professional service group. Cost of software services increased $0.7 million, or 22%, from $3.3 million in 2000 to $4.0 million in 2001, due to the increase in the number of implementation, training and technical support personnel, including former Nucleus personnel.

         Cost of strategic consulting: Cost of strategic consulting consists of personnel costs incurred in providing professional consulting services. Cost of strategic consulting increased $0.2 million, or 24%, from $0.9 million in 2000 to $1.1 million in 2001, due primarily to the increase in the number of our consultants, including the formation of our strategic consulting practice in the United States. We plan to continue expanding our strategic consulting organization and expect these expenses to increase. The increase in the cost of revenue percentage for the current quarter resulted from lower consultant utilization percentages related to our transition from the NETA contract, along with the ramp-up of our new domestic strategic consulting group. We expect this cost of revenue percentage to decrease in future quarters.

         Operating Expenses

         Sales and marketing: Sales and marketing expenses consist primarily of sales and marketing personnel costs, travel expenses, advertising and trade show expenses and commissions. Sales and marketing expenses decreased $0.2 million, or 9%, from $2.7 million in 2000 to $2.5 million in 2001, due primarily to the timing of advertising and promotional expenses in 2001 compared to 2000.

         Research and development: Research and development expenses consist primarily of personnel costs for product development personnel and other related direct costs associated with the development of new products, the enhancement of existing products, quality assurance and testing. Research and development expenses increased $1.3 million, or 72%, from $1.7 million in 2000 to $3.0 million in 2001, due primarily to an increased hiring of personnel and to other expenses associated with the development of new products and enhancements of existing products.

         General and administrative: General and administrative expenses consist primarily of personnel costs of executive, financial, human resource and information services personnel, as well as facility costs and related office expenses, management fees and outside professional fees. General and administrative expenses increased $0.8 million, or 25%, from $3.0 million in 2000 to $3.8 million in 2001, due primarily to increased staffing required to support our expanded operations in the United States and internationally along with an increase in rent and other expenses in 2001 compared to 2000, related to our increased consolidated headcount.

         Amortization of intangible assets: The amortization of the intangible assets represents the amortization of goodwill, which is the excess of the purchase price over the net assets acquired from the acquisitions of Zai*Net, Caminus Limited, Positron, DC Systems and Nucleus, and other intangible assets. Amortization of intangibles increased $0.1 million, or 3%, from $2.9 million in 2000 to $3.0 million in 2001, due primarily to our incurring amortization expense related to the August 2000 acquisition of Nucleus. This was offset in part by the completion of amortization of the goodwill recognized from the acquisition of Caminus Limited.

         Loss From Operations

         As a result of the variances described above, operating loss increased by $2.6 million, from $0.3 million in 2000 to $2.9 million in 2001. Operating expenses as a percentage of revenues were 83% and 71% for 2001 and 2000, respectively.

         Adjusted EBITA

         Earnings before interest and other income (expense), income taxes, and amortization, non-cash compensation expense and IPO-related expenses, or Adjusted EBITA, as a percentage of revenues were 18% and 2% for 2000 and 2001, respectively. Adjusted EBITA decreased $2.3 million, or 88%, from $2.6 million in 2000 to $0.3 million in 2001.

         Interest and Other Income

         Interest, investment and other income decreased $0.2 million, or 26%, from $0.7 million in 2000 to $0.5 million in 2001, due primarily to the decrease in interest rates in 2001 compared to 2000. The interest income was primarily related to the interest earned on the investments from our IPO proceeds.

         Provision for Income Taxes

         Our tax provision remained constant at $0.7 million for both 2000 and 2001.

RESULTS OF OPERATIONS

  Comparison of the Nine Months Ended September 30, 2001 to the Nine Months Ended September 30, 2000

         The following table sets forth, except for the cost of revenues, which are expressed as a percentage of their related revenues, the consolidated financial information expressed as a percentage of revenues for the nine months ended September 30, 2001 and 2000. The consolidated financial information for the periods presented are derived from the unaudited consolidated financial statements included elsewhere in this quarterly report. The discussion below outlines trends in the business. The nine months ended September 30, 2000 and 2001 are referred to herein as “2000” and “2001,” respectively.

	NINE MONTHS
	ENDED
	SEPTEMBER 30,

	2001	2000

Revenues:

Licenses	39%	46%

Software services	48	36

Strategic consulting	13	18

Total revenues	100	100

Cost of revenues:

Cost of licenses	3%	5%

Cost of software services	51	57

Cost of strategic consulting	55	39

Gross profit	67	70

Operating expenses:

Sales and marketing	16%	20%

Research and development	18	13

General and administrative	25	22

Amortization of intangible assets	20	23

IPO-related expenses	—	36

Total operating expenses	79	114

Loss from operations	(12)	(44)

Other income	3	5

Provision for income taxes	5	4

Net loss	(13)%	(43)%

         Revenues

         Licenses: License revenues increased $3.6 million, or 23%, from $15.8 million in 2000 to $19.4 million in 2001, due primarily to increased demand for new and additional software licenses from new and existing customers, larger average transaction sizes, the expansion of our domestic and international sales personnel, and the acquisition of Nucleus in August 2000.

         Software services: Software services revenues increased by $11.2 million, or 90%, from $12.5 million in 2000 to $23.7 million in 2001, due primarily to the increased licensing activity described above, which resulted in increased revenues from customer implementations and maintenance contracts. The greater percentage increase in software services revenues as compared to the increase in license revenues was primarily attributable to the increase in the customer base that has maintenance contracts. Typically, software services, including implementation and support services, are provided subsequent to the recognition of the license revenues.

         Strategic consulting: Strategic consulting revenues remained constant at $6.2 million for both 2000 and 2001.

         Cost of Revenues

         Cost of licenses: Cost of licenses primarily consists of the software license costs associated with third-party software that is integrated into our products. Cost of licenses decreased $0.1 million, or 18% from $0.8 million in 2000, to $0.7 million in 2001, due primarily to higher sales of owned products.

         Cost of software services: Cost of software services increased $4.9 million, or 69%, from $7.1 million in 2000 to $12 million in 2001, due primarily to the increase in the number of implementations, training and technical support personnel, including former Nucleus personnel, and related recruiting expenses, to support the growth of the implementations and the installed customer base.

         Cost of strategic consulting: Cost of strategic consulting increased $1.0 million, or 42%, from $2.4 million in 2000 to $3.4 million in 2001, due primarily to an increase in the number of our consultants, including the formation of our strategic consulting practice in the United States, and related recruiting expenses, to support the growth in revenues. The increase in the cost of revenue percentage for the nine month period resulted from lower consultant utilization percentages related to our transition from the NETA contract, along with the ramp-up of our new domestic strategic consulting group.

         Operating Expenses

         Sales and marketing: Sales and marketing expenses increased $1.0 million, or 14%, from $7 million in 2000 to $8 million in 2001, due to increases in advertising and promotional expenses, headcount, recruiting expenses and travel expenses associated with the hiring of additional sales and marketing personnel to support the expansion of our domestic and international sales organizations.

         Research and development: Research and development expenses increased $4.4 million, or 96%, from $4.5 million in 2000 to $8.9 million in 2001, due primarily to increased hiring of personnel and to other expenses associated with the development of new products and enhancements of existing products.

         General and administrative: General and administrative expenses increased $4.4 million, or 59%, from $7.4 million in 2000 to $11.8 million in 2001, due primarily to increased staffing required to support our expanded operations in the United States and internationally, along with an increase in rent and other expenses related to our increased consolidated number of employees in 2001 compared to 2000.

         Amortization of intangible assets: Amortization of intangibles increased $2.0 million, or 24%, from $8 million in 2000 to $10 million in 2001, due primarily to our incurring amortization expense related to the August 2000 acquisition of Nucleus. This was offset in part by the completion of amortization of the goodwill recognized upon the acquisition of Caminus Limited.

         IPO-related expenses: As a result of our initial public offering in January 2000, certain transactions occurred which resulted in significant charges in the first quarter of 2000. These transactions included the earning of an option granted to the former shareholders of Caminus Limited, which resulted in a charge of approximately $7.0 million including taxes, a payment of approximately $0.5 million for a special one-time bonus to the former shareholders of Caminus Limited, a payment of $1.3 million for a termination fee to GFI Two LLC, a principal stockholder, to cancel its consulting and advisory agreement, and the granting of shares and the forgiveness of a loan to our President and Chief Executive Officer, which resulted in a charge of approximately $3.6 million.

         Loss From Operations

         As a result of the variances described above, operating loss decreased by $9.3, or 61%, from $15.3 million in 2000 to $6.0 million in 2001. Operating expenses as a percentage of revenues were 115% and 80% for 2000 and 2001, respectively.

         Adjusted EBITA

         Earnings before interest and other income (expense), income taxes, and amortization, non-cash compensation expense and IPO-related expenses, or Adjusted EBITA, as a percentage of revenues were 15% and 9% for 2000 and 2001, respectively. Adjusted EBITA decreased $0.7 million, or 13%, from $5.2 million in 2000 to $4.5 million in 2001.

         Interest and Other Income

         Interest and other income decreased $0.1 million, or 4%, from $1.8 million in 2000 to $1.7 million in 2001. The interest income was primarily related to the interest earned on the resulting investments from our IPO proceeds along with gains on the sale of investments.

         Provision for Income Taxes

         Our tax provision increased $0.8 million, or 52%, from $1.5 million in 2000 to $2.3 million in 2001. The primary reason for the increase in our tax provision was an increase in domestic tax expense in 2001.

LIQUIDITY AND CAPITAL RESOURCES

         In February 2000, we closed the initial public offering of our common stock, issuing 4.1 million shares of common stock and realizing net proceeds of $59.0 million. Prior to the offering, we had funded our operations and acquisitions primarily from the proceeds of private equity sales and borrowings under our credit facility.

         Our highly liquid assets consist of cash and cash equivalents plus our investments in marketable securities. For the nine months ended September 30, 2001, our highly liquid assets increased by $6.4 million, or 15%, from $41.7 million at December 31, 2000 to $48.1 million at September 30, 2001. We believe that our highly liquid assets are sufficient to satisfy our liquidity requirements.

         Cash and cash equivalents as of September 30, 2001 were $21.0 million, an increase of $16.9 million from December 31, 2000.

         Net cash provided by operating activities for the nine months ended September 30, 2001 was $6.6 million. Net cash provided by operating activities primarily resulted from our net loss of $6.5 million, which included depreciation and amortization of $11.4 million, partially offset by a reduction of accrued liabilities of $1.5 million.

         Our cash flow used in investing activities was primarily affected by the purchase of investments in marketable securities and capital expenditures, and offset in part by the maturity of investments in marketable securities. Net cash used in investing activities during the nine months ended September 30, 2001 was $4.6 million and resulted from the net purchase of $2.1 million in marketable securities and $2.5 million of capital expenditures for computer and communications equipment, purchased software, office equipment, furniture, fixtures and leasehold improvements.

         Net cash provided by financing activities during the nine months ended September 30, 2001 was $1.8 million. During the nine months ended September 30, 2001, financing activities provided cash of $0.8 million from the sale of common stock in connection with our employee stock purchase plan and $1.0 million from the exercise of stock options.

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

         Our revenues and results of operations have fluctuated in the past and may vary from quarter to quarter in the future. If our quarterly results fall below the expectations of securities analysts, the price of our common stock could fall. A number of factors, many of which are outside our control, may cause variations in our results of operations, including:

•	demand for our software solutions and strategic consulting services;

•	the timing and recognition of sales of our products and services;

•	unexpected delays in developing and introducing new products and services;

•	increased expenses, whether related to sales and marketing, product development or administration;

•	changes in the rapidly evolving market for products and services in the energy industry;

•	the mix of revenues derived from products and services;

•	the hiring, retention and utilization of personnel;

•	costs related to possible acquisitions of technologies or businesses;

•	general economic factors; and

•	changes in the revenue recognition policies required by generally accepted accounting principles.

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

         Many of our potential competitors have, or may have, longer operating histories and significantly greater financial, technical, marketing and other resources than we do, and may be able to respond more quickly than we can to new or changing opportunities, technologies and customer requirements. Also, our potential competitors have, or may have, greater name recognition and more extensive customer bases that they can leverage to gain promotional activities, adopt more aggressive pricing policies and offer more attractive terms to purchasers than we can. In addition, our current and potential competitors have established, or may establish, cooperative relationships among themselves or with third parties to enhance their products and services and expand their markets. Accordingly, new competitors or alliances among competitors may emerge and rapidly acquire significant market share. Increased competition could result in price reductions, reduced revenues and the loss of customers, which could result in increased losses or reduced profits.

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

WE MAY NOT BE ABLE TO MANAGE OUR EXPANDING OPERATIONS

         Rapid growth in numerous geographic regions has placed, and will continue to place, a significant demand on our management, financial and operational resources. Such demands may require us in the future to engage third-party resources over which we have limited control to assist us in implementing our growth strategy. We intend to continue to expand our U.S. and international operations in the foreseeable future to pursue existing and potential market opportunities and to support our growing customer base. In order to manage growth effectively, we may need to improve our operational systems, procedures and controls on a timely and cost-effective basis. If we fail to improve our operational systems in a timely and cost-effective manner, we could experience customer dissatisfaction, cost inefficiencies and lost revenue opportunities.

WE FACE RISKS ASSOCIATED WITH OUR INTERNATIONAL OPERATIONS AND PLANS FOR EXPANSION

         One of our key strategies is to continue to expand our international operations and sales and marketing efforts. If we are unsuccessful, we may lose customers that operate globally, which will adversely affect our results of operations. In addition, international operations are subject to inherent risks that may limit our international expansion or cause us to incur significant costs to compete effectively in international markets. These include:

•	the need to comply with the laws and regulations of different countries;

•	difficulties in enforcing contractual obligations and intellectual property rights in some countries;

•	difficulties and costs of staffing and managing foreign operations;

•	fluctuations in currency exchange rates and the imposition of exchange or price controls or other restrictions on the conversion of foreign currencies;

•	difficulties in collecting international accounts receivable and the existence of potentially longer payment cycles;

•	language and cultural differences; and

•	local economic conditions in foreign markets.

         For the nine months ended September 30, 2001, approximately 31% of our revenues and 21% of our operating expenses were denominated in British pounds. Our exposure to fluctuations in currency exchange rates is likely to increase as we expand our international operations.

WE MAY NOT BE ABLE TO INTEGRATE THE OPERATIONS FROM FUTURE ACQUISITIONS

         As part of our business strategy, we have completed, and expect to enter into, additional business combinations and acquisitions, including our expected acquisition of the software business of Altra Energy Technologies, Inc. Acquisition transactions are accompanied by a number of risks, including, among other things:

•	the difficulty of assimilating the operations and personnel of the acquired companies;

•	the potential disruption of our ongoing business;

•	expenses associated with the transactions, including expenses associated with amortization of acquired intangible assets; and

•	the potential unknown liabilities associated with acquired businesses.

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

Further, we may be subject to additional risks as we enter into transactions in countries where intellectual property laws are not well developed or are poorly enforced. Legal protections of our rights may be ineffective in such countries, and technology developed in such countries may not be protectable in jurisdictions where protection is ordinarily available. In addition, we are obligated to indemnify customers against claims that we infringe the intellectual property rights of third parties. The results of any intellectual property litigation to which we might become a party may force us to do one or more of the following:

•	cease selling or using products or services that incorporate the challenged intellectual property;

•	obtain a license, which may not be available on reasonable terms or at all, to sell or use the relevant technology;

•	redesign those products or services to avoid infringement; or

•	refund license fees that we have previously received.

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

         We intend to grow our business rapidly, including through potential acquisitions, and may require external financing in the future. Obtaining additional financing will be subject to a number of factors, including:

•	market conditions;

•	our operating performance; and

•	investor sentiment, particularly with respect to the emerging energy market.

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

OUR PERFORMANCE WILL DEPEND ON THE CONTINUED GROWTH IN DEMAND FOR ENERGY PRODUCTS AND SERVICES

         Our future success depends heavily on the continued growth in demand for energy products and services, which is difficult to predict. If demand for energy products and services does not continue to grow, or grows more slowly than expected, demand for our products and services will be reduced. Because a substantial portion of our operating expenses is fixed in the short term, any unanticipated reduction in demand for our products and services would negatively impact our operating results. Utilities and other businesses may be slow to adapt to changes in the energy marketplace or be satisfied with existing services and solutions. This would cause there to be less demand for our products and services than we currently expect. Even if there is significant market acceptance of products and services for the energy industry, we may incur substantial expenses adapting our solutions to changing or emerging technologies.

THE GLOBAL ENERGY INDUSTRY IS SUBJECT TO EXTENSIVE AND VARIED GOVERNMENTAL REGULATIONS, AND OUR BUSINESS MAY BE ADVERSELY AFFECTED IF WE ARE UNABLE TO SUCCESSFULLY DEVELOP PRODUCTS AND SERVICES THAT ADDRESS NUMEROUS AND RAPIDLY CHANGING REGULATORY REGIMES

         Although the global energy industry is becoming increasingly deregulated, the energy industry, which includes utilities, producers, energy marketers, processors, storage operators, distributors, marketers, pipelines and others, is still subject to extensive and varied local, national and regional regulation. If we are unable to design and develop software solutions and strategic consulting services that address the numerous and changing regulatory requirements, or if we fail to alter our products and services rapidly enough, our customers or potential customers may not purchase our products and services.

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

OUR STOCK PRICE MAY BE VOLATILE

         The market price of our common stock may fluctuate significantly in response to the following factors, some of which are beyond our control:

•	variations in quarterly operating results;

•	announcements, by us or our competitors, of significant contracts, acquisitions, strategic partnerships, joint ventures or capital commitments;

•	additions or departures of key personnel;

•	future sales of common stock;

•	changes in financial estimates by securities analysts; and

•	loss of a major customer.

WE MAY INCUR SIGNIFICANT COSTS FROM CLASS ACTION LITIGATION

         In the past, securities class action litigation has often been brought against a company following periods of volatility in the market price of its stock. Such volatility has been particularly common in technology companies, while no such actions have ever been brought against the company. We may in the future be the target of securities litigation. Securities litigation could result in substantial costs and divert management’s attention and resources.

ANTI-TAKEOVER PROVISIONS IN OUR CHARTER DOCUMENTS AND DELAWARE LAW COULD PREVENT OR DELAY A CHANGE IN CONTROL OF US

         Provisions of our certificate of incorporation and by-laws may discourage, delay or prevent a merger, acquisition or other change in control, even if the change in control would be beneficial to stockholders. Any of these provisions could reduce the market price of our common stock. These provisions include:

•	providing for a classified board of directors with staggered, three-year terms;

•	limiting the persons who may call special meetings of stockholders;

•	prohibiting stockholder action by written consent; and

•	establishing advance notice requirements for nominations for election to the board of directors or for proposing matters that can be acted on by stockholders at stockholder meetings.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         We have no derivative financial instruments. We invest our cash and cash equivalents in investment-grade, debt instruments of state and municipal governments and their agencies and high quality corporate issuers, money market instruments and bank certificates of deposit. As of September 30, 2001, we invested the net proceeds from our initial public offering in similar investment-grade and highly liquid investments.

         Our earnings are affected by fluctuations in the value of our subsidiaries’ functional currency as compared to the currencies of our foreign denominated sales and purchases. The results of operations of our subsidiaries, as reported are dependent upon the various foreign exchange rates and the magnitude of the foreign subsidiaries’ financial statements. At September 30, 2001, our foreign currency translation adjustment was not material and, for the nine months ended September 30, 2001, net foreign currency transaction losses were insignificant. In addition to the direct effects of changes in exchange rates, which are a changed dollar value of the resulting sales and related expenses, changes in exchange rates affect the volume of sales or the foreign currency sales price as competitors’ products become more or less attractive.

         For the nine months ended September 30, 2001, approximately 31% of our revenues and 21% of our operating expenses were denominated in British pounds. Historically, the effect of fluctuations in currency exchange rates has not had a material impact on our operations. Our exposure to fluctuations in currency exchange rates will increase as we expand our international operations. We conduct our European operations in the United Kingdom and the countries of the European Union, which are part of the European Monetary Union. We have also reviewed the impact the Euro has on our business and whether this will give rise to a need for significant changes in our commercial operations or treasury management functions. Because our European transactions are primarily denominated in British pounds and as yet we have not experienced any significant impact on our European operations from the fluctuations in the exchange rate between Euro and British pounds, we do not believe that fluctuations in the value of the Euro will have any material effect on our business, financial condition or results of operations.

PART II

OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

         The following information relates to the use of proceeds from our initial public offering of common stock. The effective date of our Registration Statement on Form S-1, commission file number 333-88437, relating to our initial public offering, was January 27, 2000.

Our net offering proceeds, after deducting the total expenses of $6,382 (in thousands), were $59,028 (in thousands).

         From the effective date of the Registration Statement through September 30, 2001, we used the net proceeds from the offering as follows (in thousands):

Repayment of Indebtedness	$4,309

Capital Expenditures	6,862

Termination Fee for Consulting Services	1,300

Bonus payments	522

Lease Termination Fee	186

Earn-out Payment to Zak Associates, Inc	355

Security Deposit on New York lease	1,739

Acquisition of DC Systems	184

Acquisition of Nucleus	13,684

Investments in Marketable Securities	25,721

Cash Used in Operations	4,166

$59,028

         All of the above listed payments were direct or indirect payments to persons other than: directors, officers, general partners or their associates, persons owning ten percent or more of any class of our equity securities, or our affiliates, except for: (i) the termination fee for consulting services which was paid to GFI Two LLC, where our directors Lawrence D. Gilson and Richard K. Landers are Chairman and a principal, respectively; (ii) $289 (in thousands) of the bonus payments, which was paid to Nigel L. Evans, our Executive Vice President, Director of European Operations and one of our directors, and (iii) the earn-out payment to Zak Associates, Inc., which entity is 100% owned by a partnership affiliated with Brian J. Scanlan, our Chief Technology Officer and one of our directors.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

                     None.

(b)	Reports on Form 8-K

                     None.

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 9, 2001

CAMINUS CORPORATION Registrant /s/ Joseph P. Dwyer Chief Financial Officer and Registrant’s Authorized Officer