Form 10-K
period 2001-12-31
CAMINUS CORP
filed 2002-02-12
CIK 1095157

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Common Stock, $.01 par value

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

      The aggregate market value of the common equity held by non-affiliates of the registrant, computed using the closing sale price of common stock on February 4, 2002, as reported on the Nasdaq National Market, was approximately $334,783,159 (affiliates included for this computation only: directors, executive officers and holders of more than 5% of the registrant’s common stock).

      The number of shares outstanding of the registrant’s common stock as of February 4, 2002 was 17,931,610.

Documents Incorporated by Reference

      Portions of the Registrant’s Proxy Statement for its 2002 Annual Meeting of Stockholders are being incorporated by reference into Part III of the Form 10-K.

CAMINUS CORPORATION

Index to Annual Report on

Form 10-K filed with the
Securities and Exchange Commission
Year Ended December 31, 2001

Items in Form 10-K

i

      This annual report, including the documents incorporated by reference into this annual report, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements, other than statements of historical facts, included in this annual report, or in documents incorporated by reference into this annual report, regarding our strategy, future operations, financial position, future revenues, projected costs, prospects, plans and objectives of management are forward-looking statements. The words “anticipates,” “believes,” “estimates,” “expects,” “predicts,” “potential,” “intends,” “continue,” “may,” “plans,” “projects,” “will,” “should,” “could,” “would” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We cannot guarantee that we actually will achieve the plans, intentions or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Forward-looking statements are inherently subject to risks, uncertainties and assumptions. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements that we make. We have included important factors in the cautionary statements included in this annual report, particularly under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Certain Factors that May Affect Our Business,” that we believe could cause actual results or events to differ materially from the forward-looking statements that we make. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments that we may be a party to or make. We do not assume any obligation to update any forward-looking statements. You should also carefully review the risks outlined in other documents that we file from time to time with the Securities and Exchange Commission, including our Quarterly Reports on Form 10-Q that we will file in 2002.

      We use the following registered trademarks: Caminus®, Altra®, AltraNet®, and Zai*Net®. We also use the following trademarks: Zai*Net SoftwareTM, Zai*Net ManagerTM, Zai*Net Risk AnalyticsTM, Zai*Net PhysicalsTM, Zai*Net ModelsTM, Zai*Net WeatherDeltaTM, Zai*Net GasMaster IITM, Gas*MasterTM, PowerMarketsTM, PowerOptionsTM, GasOptionsTM, ProjectFinanceTM, Power*MasterTM, Zai*Net PowerMasterTM, Plant*MasterTM, StoreFrontTM, NucleusTM, Nucleus SoftwareTM, Nucleus ManagerTM, Nucleus Risk AnalyticsTM, Nucleus PhysicalsTM, AltraTM, Altra SoftwareTM, Altra GasTM, Altra PowerTM, Altra PipelineTM, Altra WebTM, and Altra WebExchangeTM. All other trademarks and registered trademarks used in this annual report are the property of their respective owners.

      We use market data, industry forecasts, and industry projections throughout this annual report, which we have obtained from market research, publicly available information and industry publications. These sources generally state that the information that they provide has been obtained from sources believed to be reliable, but that the accuracy and completeness of such information are not guaranteed. The forecasts and projections included in this annual report are based on industry surveys and the preparers’ experience in the industry, and there is no assurance that any of the projected amounts will be achieved. Similarly, while we believe that the surveys and market research that others have performed are reliable, we have not independently verified this information.

PART I

Item 1.     Business

Overview

      We are a leading provider of software and strategic consulting services that facilitate energy trading, transaction processing, risk management, and decision support within the wholesale energy markets. Our integrated software solutions enable energy companies to more efficiently and profitably trade energy, streamline transaction management, manage complex risk scenarios, and make optimal operational decisions. Our software can be used by any entity that buys, sells, trades, or takes a position in energy. We believe that we offer the broadest array of integrated software solutions available in the marketplace today. We serve customers in every segment of the wholesale energy industry, including traders, marketers, generators, producers, gatherers, processors, pipeline companies, utilities, distribution companies, and public agencies. We currently have approximately 300 customers, including British Energy, Consolidated Edison, Conoco, Dynegy, El Paso Energy, Endesa, and Royal Dutch/ Shell. For a discussion of our two business segments, software solutions and strategic consulting, as well as geographic information about us, please see the Caminus Corporation consolidated financial statements.

      Our products cover all functional areas across the energy value chain, including production, analytics and decision support, trading, risk, scheduling, operations, settlement, invoicing, and accounting. Our software also handles all major commodities and related products, including natural gas, or gas, electric power, or power, oil, coal, emissions, and weather derivatives, as well as all major traded instruments, from simple spot deals to complex financial derivatives such as options and swaps.

      We have built a depth of industry expertise that we believe is unmatched in the energy trading, transaction processing, and risk management software markets. Focused exclusively on the energy markets since our inception, we have built a team of approximately 500 individuals located primarily in Houston, New York and London. The majority of our professionals are dedicated to understanding competitive market requirements, mastering the intricacies of energy risk management, and studying regulatory and market trends. The result is a portfolio of software products, and services that serves the unique needs of companies operating in today’s competitive wholesale energy markets.

Industry Background: Competitive Wholesale Energy Markets

Introduction

      The energy industry comprises one of the largest vertical markets in the United States and Europe. The two largest and fastest-growing segments of the industry are the markets for wholesale power and gas. While the annual retail market for power and gas in the United States currently stands at more than $350 billion according to the U.S. Department of Energy, Energy Information Administration, or EIA, the traded wholesale market for these physical commodities exceeds $1.4 trillion annually according to Forrester Research. By the time the final sale is made to end-users, every molecule of gas and electron of power will likely have been bought and sold several times. Traditionally, vertically integrated energy market participants have captured the entire power and gas market by controlling the value chain from exploration and generation to distribution and settlement. However, over the past two decades, governments in the United States and Europe have significantly reduced the regulation of the power and gas markets in order to stimulate competition. As a result, robust competitive wholesale energy markets have emerged, as transactions that were previously internal to integrated energy enterprises have now become arms-length business transactions between different entities along the value chain.

      In the United States, deregulation of the gas industry began in the 1980s, when distributors of gas were relieved of their obligation to purchase gas supplies from pipeline companies. The result was the entry of a new wave of gas marketers into the wholesale markets. According to the EIA, from 1986 to 1994, the number of wholesale marketers grew from 51 to 353 entities. The wholesale gas market continued to grow through deregulation during the 1990s when pipelines were required to unbundle transportation and product sales. More recently, the wholesale U.S. power market was opened to competition through deregulation beginning in the mid-1990s. The Federal Energy Regulatory Commission’s mandate for open access to the transmission network resulted in the rise of independent merchant generators as well as power marketers who buy and sell power without owning any generation assets. At the retail level, each state has taken its own approach and timing to deregulation. According to the EIA, 23 states have enacted some form of legislation addressing retail electric deregulation, and 21 states have enacted similar legislation concerning retail gas.

      The governments of Europe have also been opening their energy markets to competition, fostering an active and growing wholesale trading market. In the United Kingdom, for instance, gas trading volume is 14 times that of physical consumption, meaning gas is bought and sold many times in the wholesale markets before reaching the end-user. At the retail level, deregulation has already occurred in the United Kingdom and Germany. In addition, the European Commission has issued a number of directives calling for wholesale and retail deregulation of energy markets across continental Europe over the next four years. The European Commission’s directives require a fully deregulated power market for business consumers by 2003, for gas business users by 2004, and for all power and gas consumers by 2005. These directives are expected to generate considerable momentum towards continued deregulation in European Union member states, which include the significant energy markets of Spain, Italy, and France.

Emerging Trends

      The catalyst for the emergence of competitive wholesale energy markets in the United States and Europe was deregulation. The development and growth of these markets has been characterized and shaped by several significant industry trends, including:

•	The breakup of vertically integrated providers. In order to remain competitive and take advantage of deregulation, traditional utilities are breaking up to focus on specific pieces of the energy value chain. Electrical power generation and gas production assets have been sold, marketing affiliates have been created, new merchant power producers have been spun off, and separate competitive retail electric providers have emerged from local distribution utilities. Transactions previously controlled by a single vertically integrated provider are now handled by a variety of unrelated market participants. In the U.S. power market, for example, according to the EIA, the share of generation controlled by utilities has fallen from 89% in 1998 to 71% in 2001. In some regions, electric power is being sold by generators into electric power pools and is then purchased from the pool by electric power marketers and end-users. In other cases, competing suppliers negotiate contracts with end-users directly.

•	The rise in trading volumes and liquidity. The acceleration in wholesale energy trading volumes sparked by industry deregulation has increased market liquidity. This has enabled new market entrants and unbundled utilities to more easily participate in the trading markets, leading to a further rise in trading volumes and greater market liquidity. The emergence of standardized energy contracts and energy exchanges has also helped foster liquidity in the wholesale gas and power markets. According to Forrester Research, North American wholesale trading of physical and financial energy contracts has surpassed $5 trillion annually. In Europe, seven separate power exchanges have emerged to handle the growing volume of transactions. The emergence of market hubs has further facilitated price transparency and liquidity. While only a handful of major traded market hubs existed in the early 1990s, daily publications in the United States currently report on traded prices at over 30 major market hubs in both gas, such as Henry Hub and Chicago Hub, and power, such as Cinergy, Palo Verde and the California-Oregon Border.

•	Convergence of power and gas markets. The EIA estimates that 88% of generation capacity added in the United States over the next 20 years will be gas-fired plants. According to the EIA, gas will grow from accounting for 13% of power production to 28% by 2020. This sharp increase in gas-fired generation links prices and risks across gas and power, with volatility in either commodity directly impacting the other. Changes in the price of gas will directly impact the price of power, and changes in the demand for power will directly impact the price of gas. As a result, energy market participants will increasingly be forced to manage risks across commodities, even if they do not participate in all markets. The convergence of the two markets has been illustrated by recent corporate restructuring activity. Between 1997 and 2000, 23 mergers between primarily gas and primarily power businesses occurred as experienced gas marketers attempted to leverage their expertise in the more recently deregulated wholesale power markets.

•	Increased exposure to risk. The development of competitive wholesale energy markets has created new types and levels of risk faced by market participants. As wholesale supply has moved towards arms-length transactions instead of vertically integrated supply chains, participants have been exposed to, and in some cases profited from, significant price volatility. For example, substantial price volatility has been experienced in power markets, partly due to the unique nature of the commodity. Power is worth different amounts in different locations, cannot be stored in significant quantities economically or transported long distances economically, and costs of generation and transmission vary significantly. Demand can vary dramatically by time of day, day of week, and weather conditions. All of these factors contribute to substantial price volatility, and, thus, growing risk exposure. The summer of 1998 saw the wholesale prices of power in the midwestern United States increase from $25 per megawatt hour, or Mwh, to over $7,500 per Mwh due to a record heat wave and transmission constraints. Similar price spikes were experienced in California during the winter of 2000-2001, resulting in rolling blackouts and financial crises for several California-based energy companies. Given that many participants effectively hold long or short positions, depending on whether they have energy obligations without controlling assets or have assets without firm obligations, exposure to price risk can be significant. Participants are not only exposed to increased levels, but new types of risk, including credit, basis, and cash flow risk.

Our Market Opportunity

      Our opportunity is defined in large part by the structural changes affecting the competitive wholesale energy markets.

•	The volume of transactions in the wholesale energy markets has increased substantially. Deregulation has contributed to a large increase in the volume of transactions in the wholesale energy markets, which in turn has increased the demand for third-party provided support systems and services. Historically, utilities were vertically integrated suppliers of power, which they delivered to end-users as an essentially one-step internal business operation. Increasingly, integrated utilities are being replaced by numerous market participants functioning at various points in the energy value chain, resulting in multiple transactions at the wholesale level before power is ultimately delivered. As discussed above, according to Forrester Research, in dollar volume the wholesale power and gas markets in the United States are four to five times the annual size of the retail markets for those same commodities, demonstrating that power and gas are traded many times before they are delivered to end-users. As a result, the number of transactions that must be captured and recorded between market participants, statements that must be issued, invoices that must be paid, balances that must be managed, and schedules that must be exchanged have increased substantially. Market participants are increasingly turning to third-party vendors for solutions that can manage today’s high volume of trades and assist in the evaluation and management of positions across instruments and commodities.

•	Deregulation has increased risk exposure for market participants. The development of wholesale energy markets has created new types and levels of risk faced by market participants, including as a result of significant price volatility such as that seen in the midwestern United States in 1998 and in California in 2000 and 2001. In turn, organizations functioning within this new paradigm are increasingly turning to third-party provided software solutions to manage the increased types and levels of risk that they now face. Third-party provided software typically offers many benefits, including greater innovation, faster implementation, more frequent upgrades, subject matter specialization and expertise, and cost savings. As the complexity of the market continues to grow, we believe that the risks faced will become more difficult to manage, and that market participants will increasingly look to third-party provided software solutions and services in order to better compete in their respective markets.

•	The increasing convergence of the power and gas markets is adding risk and complexity to wholesale energy markets. As gas-fired power plants account for an increasing percentage of total generating capacity, the two commodities are becoming increasingly interrelated. As a result there is an increasing demand for systems that can handle multiple energy commodities. Firms that were previously unconcerned about risks in “unrelated” markets now find that they need to manage risk across multiple markets, including some in which they do not directly participate. This interrelation between and among commodities, from a risk evaluation and management point of view, is further enhancing the need for sophisticated software solutions and related services.

      Deregulation and the corresponding growth of wholesale markets have also resulted in an increasing number and range of energy market participants. New participants have emerged in every segment of the energy value chain, including merchant power producers, independent system operators, power pools, transmission companies, distributors, marketers, retailers, producers, gatherers, processors, storage operators, pipelines, local distribution companies, commodity exchanges, traders, brokers, and financial institutions. These new participants face the same issues of increased risk, complexity, and transaction volume, and, as a result, they are turning towards specialized software to manage these issues. The growth in the number of these new participants is thus further enhancing demand for energy trading, transaction processing, and risk management software.

      The growth of the competitive wholesale energy markets stimulated by the regulatory and market trends discussed above has resulted in a substantial opportunity for providers of third-party trading, transaction processing, and risk management software such as us. The rise in wholesale energy trading volumes, the increase in market complexity, the emphasis on managing multiple energy-related risks, and the convergence of energy commodity markets have fueled demand for third-party software that can manage the transactions, processes, risks, and operational challenges that market participants now face. This demand is further enhanced by the fact that almost all wholesale market participants, with the exception of gas pipeline companies, are devoid of legacy systems that can address the challenges they face in the nascent competitive energy markets. These companies thus need new software across their wholesale energy businesses.

Market Size

      The size and growth of the wholesale energy market is a key driver behind the continued growth of the energy information technology market. The wholesale physical energy trading market in North America was estimated at over $1.4 trillion in 2001 by Forrester Research and was predicted to grow over 10% annually for the foreseeable future. The European wholesale physical market is estimated, according to industry publications, to be at least half the size of the North American market. Furthermore, North American financial wholesale energy transactions are valued at an additional $3.5 trillion annually according to Forrester Research.

      The META Group estimates the worldwide market for energy trading, transaction processing, and risk management software and services to be approximately $2.5 billion annually. Based on our analysis and industry research, we believe that a more conservative estimate of the North American and European market for the types of products and services that we provide, from all sources including third-party providers and in-house development, is approximately $1.5 billion annually. The above estimates reflect only the wholesale energy markets, and do not reflect penetration into other markets such as the retail energy market.

Number of Wholesale Energy Market Participants

      Based on U.S. Commerce Department data, U.S. Office of Pipeline Safety data, U.S. Department of Energy reports, and industry publications, there are over 4,000 wholesale energy market participants in the United States. These range from leading marketers and pipelines to small municipalities and gathering companies. The majority of these entities are potential customers for our current products and services. The META Group estimates that 121 of these entities are major market participants with annual revenues of more than $1.0 billion, 100 of these entities have annual revenues of between $500 million and $1.0 billion, and 206 of these entities have annual revenues of between $250 million and $500 million. We believe that the competitive European wholesale energy markets have experienced a similar proliferation in the number of market participants.

Categories of Wholesale Energy Market Participants

      The categories of wholesale energy market participants who are potential customers of our products and services include:

Market	Participants

Power	Power generating companies
Merchant power producers
Utilities
Independent system operators
Power pools
Public power agencies
Transmission companies
Distribution companies
Marketers
Municipalities
Related Commodities	Oil producers and marketers
Coal producers and marketers
Gas	Producers
Gatherers
Processors
Storage operators
Pipeline companies
Distribution companies
Marketers
Retailers
Energy Trading	Commodity exchanges
Over-the-counter traders
Brokers
Financial institutions
Commodities traders

Our Strategy

      Our goal is to be the leading provider of trading, transaction processing, and risk management software solutions and strategic consulting services to the global energy market. To achieve our goal, we intend to:

•	Extend Our Product Leadership. Our products and services are largely differentiated by the fact that they have been designed and built exclusively for the wholesale energy markets. We believe this is a critical point of distinction as the wholesale energy markets have many unique requirements, in terms of both functionality and flexibility, which generally do not lend themselves to more generic solutions. We provide customers with a suite of specialized, innovative and highly sophisticated products and services that deliver substantial added value and meet their specific needs.

•	Exploit Our Leading Market Positions. We believe an important benefit of our leading market positions in both North America and Europe is our ability to leverage this position into new sales opportunities. Most of the more than 4,000 competitive wholesale energy market participants in the United States alone are increasingly finding themselves in need of additional solutions to optimize their trading, transaction processing, and risk management operations. When these parties assess their alternatives, we believe they will look at our installed base of approximately 300 customers, which includes power and gas marketers, electric utilities, merchant power producers, oil and gas producers, pipeline companies, transmission and distribution companies, power agencies, municipalities, energy services providers, storage operators, and financial institutions, as validation of the leading functionality, flexibility, and value our products and services deliver.

•	Leverage Cross-Selling Opportunities. Based on our comprehensive and integrated product offering, we believe we are well positioned to expand sales into our existing customer base. Most wholesale energy market participants are continually searching for new tools for managing the new operational challenges and business risks they face. Given the strength, breadth and depth of our solutions, as well as our track record of delivering innovative products, we have the opportunity to sell additional products into our existing customer base as they confront these new challenges and risks. To maximize these opportunities, our direct sales force is trained on how to continually perform needs assessments and respond accordingly.

•	Capture New and Complementary Market Opportunities. We continually pursue opportunities to help our clients enter and operate within new and complementary markets. For example, some of our customers are pursuing market opportunities within the emerging market for weather derivative products. Accordingly, we responded with our Zai*Net WeatherDelta product, which enables users to mitigate the risks of weather on load, generation, retail contracts, and traded positions. In the future, we believe similar opportunities will arise within other commodity-related markets, such as greenhouse gases, as well as other energy sub-verticals, including the retail, commercial and industrial markets.

•	Capitalize on Our Industry-Specific Knowledge and Expertise. We plan to continue attracting, developing and growing the industry’s deepest and most talented team of energy subject matter experts, software engineers, managers and executives. Our dedicated team of approximately 500 individuals focused exclusively on the wholesale energy market is committed to developing new and innovative products and services for our customers, both through internal development efforts and external acquisitions.

•	Leverage Our Strategic Consulting Practice. We intend to further leverage our strategic consulting practice, both in the United States and internationally, and expect that this in-house expertise will help us penetrate new wholesale market opportunities as they arise. Additionally, our strategic consulting practice provides top level access into some of the world’s most successful energy companies and positions us to offer our entire suite of products and services to these organizations.

Products and Services

 Software Solutions

      We provide energy market participants with sophisticated software to compete in every segment of the deregulated wholesale markets. Since our inception, we have been exclusively focused on providing software solutions and strategic consulting services to the wholesale energy markets. We have developed highly sophisticated, enterprise-wide risk management software by combining an intimate knowledge of the energy sector with a large, highly skilled staff of quantitative PhDs. Our software solutions enhance our customers’ efficiency, risk management, and profitability across the wholesale energy value chain, from production and decision analysis through distribution and settlement. Specifically, our software solution groups include:

•	trading and transaction management solutions;

•	energy risk management solutions;

•	advanced analytics solutions;

•	physical gas solutions; and

•	physical power solutions.

Trading and Transaction Management Solutions

      Overview and Benefits. Our trading and transaction management solutions suite enables energy market participants to efficiently control all elements of a transaction, including trading, risk, credit, back office, and accounting, on a single platform, in real time. The suite allows users to manage multiple physical commodities and financial instruments. Specifically, the system handles power, gas, oil, coal, emissions, and weather-related transactions as well as multiple traded instruments, ranging from simple spot deals to complex options and swaps.

      Target Market. The suite is designed specifically to meet the requirements of wholesale energy trading and marketing companies, utilities, generating companies, power pools, oil and gas producers, processors, and pipelines. Its integrated front-, mid-, and back office functionality, modular design, and sophisticated user interface enables customers to evaluate portfolios, execute trades, manage risks, and schedule and account for transactions on a single system.

      Key Features. The suite’s key features include:

•	real-time physical and financial trade capture;

•	multi-commodity trading and scheduling functionality;

•	real-time management of trading risks across trading portfolios;

•	intelligent real-time portfolio valuation and “what if” scenario functionality;

•	support for both wholesale and retail operations, consolidated at the corporate level; and

•	ability to generate enterprise wide and customized reports in real time.

Energy Risk Management Solutions

      Overview and Benefits. Our energy risk management solutions suite provides an array of proprietary and standard risk management solutions that can be tailored to meet the needs of energy market participants that have varying market strategies, exposure levels, and risk tolerances. Users can measure, calculate and analyze the wide range of risks faced by them, including price risk, basis risk, interest rate risk, volatility risk, correlation risk, and cash flow risk. Built on an integrated platform, the suite allows users to perform integrated risk management across a wide spectrum of commodities, traded instruments, markets and geographies.

      Target Market. The suite is useful to any entity that buys, sells, or takes a position in energy. Within these entities, our software directly benefits traders, risk managers, credit officers, structured product specialists, and senior managers.

      Key Features. The suite’s key features include:

•	standard mark-to-market and Value-at-Risk calculations;

•	proprietary Monte Carlo Value-at-Risk models;

•	real-time, seamless integration of proprietary valuation models developed by customers;

•	exotic option pricing and analysis tools;

•	standard and complex portfolio simulations and stress-testing; and

•	standard and customizable reports covering, among other things, profits and losses, portfolio valuation, audit and potential exposure.

Advanced Analytics Solutions

      Overview and Benefits. Our advanced analytics solutions suite provides customers with a comprehensive energy-specific suite of high-end analytics and decision support software. Included in the suite are a number of sophisticated tools that help energy market participants value, hedge, optimize and operate their physical assets and contracts as well as manage their broad range of energy exposure. As part of our advanced analytics solutions, we have developed the industry’s first software application for assessing the impact of weather variations and volumetric risk on energy load, generation assets, retail contracts, and traded positions.

      Target Market. The suite is useful to energy market participants that own or operate physical assets, buy or supply energy, or face exposure to energy price fluctuations. Examples of such participants include power generation companies, oil and gas producers, energy trading and marketing companies, and gas storage owners.

      Key Features. The suite’s key features include:

•	highly accurate trinomial tree models;

•	use of empirical analysis of energy assets and data to generate more accurate valuations and enhance quality of asset management decisions;

•	complex risk applications that assess the impact of weather and volumetric variations on energy demand and traded positions;

•	for gas storage asset owners, valuation of gas storage facilities as well as the associated real options linked to these assets; and

•	for generation asset owners, valuation of generation assets and associated real options based on actual physical constraints.

Physical Gas Solutions

      Overview and Benefits. Our physical gas solutions suite enables customers to efficiently integrate and manage their gas operations, including purchases and sales, transportation, settlement, invoicing, and accounting. The suite manages all aspects of physical gas life cycle from production to end use, with the scalability to manage transaction volumes of the largest players in the industry and the depth of functionality to manage the complexity of region- and pipeline-specific operations. The benefits of streamlining the gas management process include the ability to handle increased throughput, reduce operational risk, increase cash flow, and enhance enterprise-wide transaction transparency and reporting functionality.

      Target Market. The suite targets companies that buy, sell, trade, transport, or distribute gas. These entities include gas producers, gatherers, processors, traders, marketers, pipelines, and local distribution companies.

      Key Features. The suite’s key features include:

•	wellhead accounting and division of interest functionality for gas producers;

•	comprehensive contract administration;

•	built-in interfaces between marketers and third-party pipeline operators;

•	integrated operations features, including gas trading, nominations and scheduling;

•	comprehensive gas accounting, invoicing and settlement functionality;

•	integrated monitoring of transportation and storage contracts; and

•	complete and continuously updated compliance with energy regulatory standards.

Physical Power Solutions

      Overview and Benefits. Our physical power solutions suite facilitates the process of buying and selling, scheduling, monitoring, and recording electricity transactions among market participants. Our software facilitates the process of physical power management, including managing purchase and sales contracts, settlement calculations, real-time generation dispatch, curtailment management, billing, and invoicing. Among the benefits of this solution suite are increased efficiency of the power scheduling process, a reduction in the operational risk of managing physical power assets, and increased profit opportunities through a real-time, integrated view of capacity available for purchase or sale.

      Target Market. The suite benefits entities that manage schedules for buying, selling, or transmitting power, including merchant power producers, marketers, utilities, municipalities, power cooperatives, and public agencies.

      Key Features. The suite’s key features include:

•	ability to create hourly and to-the-minute power schedules;

•	automatic export of data to market operators via interfaces to all Independent System Operators;

•	automatic generation and exchange of tagging information required by the North America Energy Reliability Council, or NERC, for both tag agents, or marketers, and tag authorities, or utilities;

•	accurate modeling of all physical generation parameters, such as heat curves and ramp rates, for precise scheduling and settlement; and

•	capability to manage meter data for invoicing and billing.

Leading Brands

      Our software solution suites are marketed and sold under industry-leading brand names, including Zai*Net, Nucleus, Altra, ACES, FrontOffice, GasMaster and WeatherDelta. We believe that these brands have strong name recognition in the wholesale energy markets in which we compete.

Product Pricing

      We license our software for a one-time perpetual license fee, which typically consists of a base fee plus charges for optional modules and system users. The one-time perpetual license fee for base packages can range from $200,000 to $400,000 for a system with basic functionality, the ability to manage only across a single commodity, and a small number of users. Incremental modules for enhanced functionality, additional commodities, specialized features, and specific market interfaces are priced from approximately $10,000 to over $200,000. Depending on the number of users and modules licensed, our initial system license fees typically range from $500,000 to $1 million.

      Substantially all of our customers enter into an annual maintenance agreement providing them with regularly published software upgrades and post-implementation customer support. Customers pay an annual maintenance fee that is typically equal to 20% of the license fee.

 Software Services

      We offer a broad range of professional services to assist our customers in implementing our software products. Our software is configured, implemented, and integrated specifically to meet each customer’s trading, risk management, scheduling, and operations needs. Our philosophy is to focus on the needs of each specific customer and to tailor our services accordingly. Our consultants provide comprehensive training, support, and advice on the effective application of our software to each customer’s specific business operations. The types of services we offer include:

•	Implementation Consulting. Assisting customers with the initial installation of our software or newly licensed modules, conversion of their historical data into system databases, and configuring the operational parameters of systems to match their business practices.

•	Application Consulting. Advising and training our customers on best practices to help them maximize the benefits provided by our software. We offer detailed process documentation and training customized for each customer’s business practices.

•	Post-implementation Customer Support. Answering customer questions and resolving problems concerning both standard software functionality and customer-specific issues through remote diagnosis, telephone hotline support, and site visits.

      These services and the professionals that deliver them contribute to a strong relationship with our customers, enabling us to assess their future requirements and to sell them additional products and services.

Strategic Consulting

      Our strategic consulting practice provides wholesale energy market participants with strategic advice on how to operate in and profit from competitive energy markets. We assist our clients in formulating and implementing strategies appropriate for their respective geographies and markets. We have significant expertise in risk management, business strategy and analysis, and competitive market development. Our reputation in strategic consulting is based on our experience and in-depth understanding of competitive energy markets. We also provide advice to regulators. For example, in the United Kingdom, we have been at the forefront of changes in the deregulated energy sector and helped successfully shape the New Electricity Trading Arrangements, or NETA, on behalf of the British government.

      Our strategic consulting practice includes the following core areas of expertise:

•	Risk Management. The rapidly changing dynamics of deregulated markets are forcing energy participants along the entire value chain to re-evaluate their approach to managing the risks in their businesses. Many market participants are facing new levels and types of risk and are forced to deal with unprecedented transaction complexity. We assist our clients in successfully managing and profiting from these market dynamics by developing optimal risk strategies and policies. We offer a complete range of risk management consultancy services, independently or in conjunction with our software products. We have developed several trading and risk management training courses for customers with global operations and have successfully led several workshops at major European energy conferences.

•	Business Strategy and Analysis. We regularly advise energy market participants on crucial strategic issues such as energy investments, divestitures, entrance into new markets, and competitive activities. We have significant experience in the economic evaluation of new and existing energy projects. Energy firms and financial institutions rely regularly on our qualitative and quantitative analyses to guide their investment decisions in energy ventures. Our software products enhance our strategic consulting practice by providing our professionals with sophisticated tools for valuing energy assets and modeling market dynamics.

•	Competitive Market Development. We have advised regulatory bodies and independent agencies on optimal policies and structures. Our consultants worked with British regulators to help design and establish the world’s first fully competitive gas and power markets. We also advise energy market participants on how to optimally operate within their unique regulatory environments. We are currently leveraging our regulatory expertise into other energy markets transitioning to competitive environments.

Sales

      We sell our products and services exclusively through a direct sales channel. We have a sales organization in both North America and Europe responsible for selling our entire suite of products and services in these respective regions. Both regions utilize a common sales methodology and process for managing our sales pipeline. Global sales efforts are tightly coordinated. Each sales organization is led by a highly experienced sales management executive with a strong background in building and leading large enterprise software sales teams.

      We use a team sales approach in which professional, commissioned account representatives work with pre-sales product and service consultants who have deep subject matter expertise in the prospect’s requirements and the solutions required to address them. Account representatives generate and qualify leads, manage the sales process and are responsible for closing the sale. Pre-sales consultants analyze requirements, recommend solutions, provide technical information and demonstrate our software solutions. Subject matter experts from strategic consulting and product development supplement the sales team as the sales situation dictates. In addition, our strategic and software consultants work closely with our sales teams to identify additional sales opportunities with existing customers.

Marketing

      We have devoted significant resources and effort towards building a strong and effective marketing team with the primary objectives of generating sales leads and ensuring that the capabilities of our products and services are accurately represented to our target markets. Our marketing efforts in North America and Europe are largely focused on the following initiatives:

•	proactively generating sales leads based on rigorous customer profiling and needs assessments;

•	shaping and articulating our products’ value propositions with respect to our specific software solution suites and consulting services through targeted advertising, speaking engagements, industry forums and communications with industry analysts and consultants; and

•	further developing our intricate understanding of market, regulatory, and customer trends and providing this valuable feedback to our sales and product development teams for further leverage.

      We also maintain marketing alliances with vendors whose products and services are complementary to our product offerings. For example, our partnership with LODESTAR Corporation, a provider of retail-oriented software to energy market participants, allows them and us to market our wholesale trading and transaction processing software solutions with their retail load profiling and billing software solutions. We also have informal alliances and working relationships with most leading systems integrators and major technology consulting firms. These companies frequently work with our customers in the vendor selection process as well as the enterprise-wide integration projects that may involve our software.

Research and Development

      Strong development capabilities are essential to delivering responsive products to rapidly changing markets, continually improving the quality and functionality of our current products, and enhancing our core technology. We believe that we can best maximize our development capabilities through small, entrepreneurial development teams focused on specific product groups. Our teams operate under a structure that provides an “umbrella” of common strategy, plans, technology, standards, methodologies, processes and culture. Each development team consists of product managers, programmers, and documentation and quality assurance specialists. Overall development management consists of the leaders of each development team, led by our senior development executive. The team leaders ensure that the development teams operate under a common approach and work closely with product marketing to ensure that we develop products that the market demands. They also manage the integration between products and coordinate overall product suite quality assurance.

      A number of significant new product development efforts are under way for 2002. These include the development of a new suite of asset-based trading tools, including new developments in option modeling of generation assets. We believe that these tools will find demand on the trading floors of generation operators who need to integrate trading and hedging decisions with production scheduling. We are also committed to maintaining the leadership of existing products by developing product enhancements that preserve our competitive edge. For instance, we are upgrading the user interfaces on our energy risk solutions to JAVA-based technology in order to increase the speed and flexibility of functionality available to our customers.

Technology

      The strength of our technology is a competitive advantage and strongly positions us for continued growth. Our software products are integrated across the energy value chain, and they have been designed to easily integrate with other enterprise software systems that are commonly found in the back offices of energy companies. To facilitate integration with a variety of architectures, our solution suites provide standard interfaces to accept trades and prices from other systems and sources. These interfaces are XML and messaging based, although we also support other technologies to accommodate legacy systems. Our products have been integrated with the majority of third-party software products specific to the energy industry for trading, physical scheduling, and transportation. The integrated result is a suite of object-oriented, high-performance systems that will run on a variety of servers and databases.

      We are currently developing a next generation software platform in order to maintain our technology leadership in competitive energy markets over the long term. We believe that this platform will be the wholesale energy industry’s first fully integrated suite of web-based, end-to-end transaction processing management software, and will serve as the platform for all of our future products. Our next generation software is built on Java 2 Platform, Enterprise Edition, or J2EE, -based, messaging-oriented technology infrastructure. Its fully web-based user interface, modular design, and N-tiered architecture will provide end-users with complete integration of transactions and business processes across the wholesale energy value chain. The first commercial release of this software platform is expected in late 2002. We will employ a conservative approach to migrating our current customers, and introducing new customers, to the new platform as it is released in stages. We plan to sell and support our existing products for the foreseeable future.

Customers

      We have approximately 300 customers worldwide. These companies include many of North America’s leading power and gas marketers, as well as leading electric utilities, oil and gas producers, merchant power producers, pipelines, and distribution companies throughout North America and Europe. In addition to serving these major industry participants, we have successfully acquired customers in new or niche segments of the competitive energy industry, including power agencies, transmission companies, energy services providers, municipalities, storage operators, and financial institutions. We believe that the diversity of our customer base demonstrates the strength and breadth of our software solutions and the comprehensiveness of our value proposition across energy commodities, business functions, and traded instruments.

      We believe that we are well-positioned to significantly grow our sales to both existing and new customers. We believe that most of our existing customers will require additional software solutions to handle the increasing operational challenges as well as the new sources of energy risk they continually face. Given the strength and breadth of our software solution suite and the frequency of our new product innovation, we have the opportunity to cross-sell products into our existing base as our customers face new challenges. Our direct sales force is therefore trained on all of our product suites and is focused on cross-selling our products to existing customers. In addition, we believe that most wholesale energy market participants, including the more than 4,000 participants in the United States alone, have a need for advanced and powerful solutions to their trading, transaction processing, and risk management activities.

      We currently have approximately 300 customers located primarily in the United States, United Kingdom, Italy, Spain, Denmark, and France:

Ameren Energy, Inc.

American Electric Power Service Corporation
BP Amoco Corporation
British Energy Plc
Calpine Corporation
Connectiv Resource Partners, Inc.
Conoco Inc.
Consolidated Edison Company of New York, Inc.
Dominion Resources, Inc.
Dynegy Inc.
El Paso Energy Corporation
Elsam
Endesa Servicios
ENI S.p.A.
Exelon Generation
Gaz de France
MidAmerican Energy Company
New York State Electric & Gas Corporation
The Office of Gas and Electricity Markets
Oneok Inc.
PG&E National Energy Group
PP&L Resources, Inc.
Royal Dutch/ Shell Group
RWE Trading Americas Inc.
Sequent Energy Management, L.P.
Tractebel Energy Marketing, Inc.

      Information regarding domestic and foreign revenues is set forth in our consolidated financial statements at Note 17 and Item 7A and is incorporated herein by reference.

Competition

      The wholesale energy software market is relatively young, rapidly evolving, and very competitive. We expect competition to persist and to intensify as demand for our products and services continues to grow. We currently face competition from a number of sources:

•	Energy Software Providers. A number of smaller companies offer point solutions targeted specifically to the energy industry. These include pure-play startup energy software companies and hybrid software and technology consulting firms. We compete favorably against these participants as a result of our customer base, track record, global presence, and level of subject matter expertise and ongoing support that our customers demand.

•	In-House Development. These in-house information technology departments provide custom home-built software tailored specifically to the parent corporation’s needs. Initially, this option may appear to be a cost-effective approach to providing point or enterprise solutions. However, the growing cost of maintaining, supporting, and upgrading these custom solutions is an issue for some customers. Moreover, although in-house technology teams may be technically very capable, we compete favorably against them because we can provide our perspective of the best practices in the energy industry.

•	Large Consultancies. These large systems integrators and consultancies build custom enterprise solutions. Like the global enterprise software companies, they frequently have a strong international presence and significant financial resources. They often rely on cross-industry technology solutions, which may result in expensive and lengthy implementations. We compete favorably against them because, instead of relying on cross-industry technology solutions, we provide the domain specific functionality that our customers demand.

•	Enterprise Software Companies. These larger companies have the international presence and financial strength to deliver large-scale enterprise software solutions. We compete favorably against them because we have the detailed subject matter expertise required to deliver sophisticated energy trading, transaction processing, and risk management solutions, although they have the resources to acquire and develop this expertise over time.

•	Strategic Consulting Firms. The principal competitors for our strategic consulting services are our customers who have internal expertise, as well as strategic consulting firms. We compete favorably against these competitors because we are one of only a small number of companies that have the depth of expertise on the development of competitive markets that leading energy participants demand.

      We believe that we compete primarily on the basis of functionality, expertise, the ability to support larger enterprises, and price. Our ability to compete successfully depends on elements both within and outside of our control, including successful and timely development of new products, product performance, intellectual property protection obtained by us and our competitors, customer service, pricing, marketing, industry trends, and general economic trends.

Intellectual Property

      We rely on a combination of copyright, trademark and trade secret laws, nondisclosure agreements and other contractual provisions to establish, maintain and protect our proprietary rights. We have copyright and trade secret rights for our products, consisting mainly of source code and product documentation. We attempt to protect our trade secrets and other proprietary information through agreements with suppliers, nondisclosure agreements with employees and consultants, and other security measures.

      We rely on outside licensors for technology that is incorporated into, and is sometimes necessary for the operation of, our products. However, we believe that we can obtain replacements from other vendors.

Employees

      As of December 31, 2001, we had 503 full-time employees. We believe that our relationship with our employees is good.

Item 2.  Properties

      Our principal administrative, sales, marketing, services and research and development facility is located in leased facilities in New York, New York. In addition, we lease sales, services and research and development offices in the following cities: Dallas, Texas; Houston, Texas; Calgary, Canada; London, England; Cambridge, England; and Kirkland, Washington. We believe that our facilities are adequate for our current needs and that suitable additional or substitute space will be available as needed to accommodate expansion of our operations.

Item 3.  Legal Proceedings

      From time to time, we are involved in routine legal matters that arise in the ordinary course of our business. We currently are not a party to any matters that we believe will have, individually or in the aggregate, a material adverse effect on our business, financial condition, or results of operations.

Item 4.  Submission of Matters to a Vote of Security Holders

      None.

Executive Officers of the Registrant

      Our executive officers, and their respective ages and positions as of February 12, 2002, are as follows:

Name	Age	Position

David M. Stoner	60	President, Chief Executive Officer and Director
Nigel L. Evans	47	Executive Vice President, Head of Global Energy Market Strategy and Director
Brian J. Scanlan	39	Executive Vice President, Chief Technology Officer and Director
Joseph P. Dwyer	46	Executive Vice President, Chief Financial Officer, Assistant Secretary and Treasurer
John A. Andrus	47	Executive Vice President and Chief Operating Officer

      David M. Stoner has served as our president and chief executive officer and as a director since October 1998. From April 1997 to October 1998, Mr. Stoner served as president and chief operating officer at SS&C Technologies, Inc., a provider of asset management software to the financial services industry. From August 1995 to September 1996, Mr. Stoner was president and chief operating officer of The Dodge Group, Inc., a software company providing PC-based general ledger systems. From December 1987 to August 1995, Mr. Stoner served as executive vice president, worldwide operations at Marcam Corporation, an international provider of enterprise applications and services.

      Nigel L. Evans has served as our executive vice president and head of Global Energy Market Strategy since January 2002 and as a director since May 1998. From November 2000 to January 2002, Dr. Evans served as our executive vice president and director of European operations. Dr. Evans served as our senior vice president and director of European operations from May 1998 to November 2000. From 1985 to May 1998, Dr. Evans served as chairman and chief executive officer of Caminus Energy Limited, a European strategic consultancy acquired by us in May 1998.

      Brian J. Scanlan has served as our executive vice president and chief technology officer since November 2000 and as a director since May 1998. Mr. Scanlan served as our senior vice president and chief technology officer from January 1999 to November 2000. From May 1998 to December 1998, Mr. Scanlan served as president of Zai*Net Software, L.P., and, from 1987 to May 1998, he served as president of Zai*Net Software, Inc., a software firm and predecessor to us.

      Joseph P. Dwyer has served as our executive vice president and chief financial officer since July 2001. From April 2001 to July 2001, Mr. Dwyer served as our senior vice president and chief financial officer.

From June 2000 to April 2001, Mr. Dwyer served as executive vice president and chief financial officer of ACTV, Inc., a digital media company. From January 1990 to June 2000, he served as senior vice president, finance, of Winstar Communications, Inc., a global broadband services company, and, from January 1988 to January 1990, he was chief financial officer of Legal Software Solutions, a software development firm.

      John A. Andrus has served as our executive vice president and chief operating officer since December 2001. From January 2001 to December 2001, Mr. Andrus served as our executive vice president, North American operations, and, from April 1999 to January 2001, he served as our senior vice president, North American sales. From April 1997 to March 1999, Mr. Andrus served as vice president, sales and marketing at JGI, a privately held provider of enterprise software and supply chain solutions. From November 1992 to April 1997, Mr. Andrus served in various roles, including vice president, North American sales and operations, at Marcam Corporation, an international provider of enterprise applications and services.

      Each executive officer serves at the discretion of our board of directors and holds office until his or her successor is elected and qualified or until his or her earlier resignation or removal. There are no family relationships among any of our directors or executive officers, except that Lawrence D. Gilson, the chairman of our board of directors, and David M. Stoner are brothers-in-law.

Part II

Item 5.  Market for Registrant’s Common Equity and Related Stockholder Matters

      Our common stock has been traded on the Nasdaq National Market under the symbol “CAMZ” since our initial public offering on January 28, 2000. The following table sets forth the high and low sales prices of our common stock as reported on the Nasdaq National Market for the periods indicated.

	High	Low

Fiscal Year Ended December 31, 2000:
First Quarter (beginning January 28, 2000)	$33.50	$16.50
Second Quarter	29.00	7.56
Third Quarter	42.00	14.00
Fourth Quarter	46.94	14.88

	High	Low

Fiscal Year Ended December 31, 2001:
First Quarter	$28.00	$17.50
Second Quarter	33.75	18.88
Third Quarter	27.79	11.50
Fourth Quarter	24.40	14.37

      On February 4, 2002, the last reported sale price of our common stock on the Nasdaq National Market was $18.67 per share. As of the close of business on December 31, 2001, we had 32 holders of record of our common stock. Because a significant number of these shares are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these holders of record.

      We have never declared or paid cash dividends on our capital stock. Because we currently intend to retain earnings, if any, to finance our operations, we do not intend to pay cash dividends on our common stock in the foreseeable future. Payment of future dividends, if any, will be at the discretion of our board of directors and will depend on our earnings and financial condition and such other factors as our board of directors may consider appropriate at the time. In addition, provisions of our term credit facility limit our ability to pay dividends.

Recent Sales of Unregistered Securities

      On November 20, 2001, we purchased from Altra Energy Technologies, Inc. all of the capital stock of Altra Software Services, Inc. (“Altra”) pursuant to a stock purchase agreement. The purchase price for the acquisition consisted of 1,975,000 shares of our common stock and $24,947 in cash. The purchase price is subject to adjustment, depending on the final determined value of the tangible net worth, as defined in the stock purchase agreement, of Altra. Under the terms of a registration rights agreement with Altra Energy Technologies, Inc., we are obligated to cause a shelf registration statement with respect to these shares to become effective no later than May 19, 2002. This transaction was exempt from the registration requirements of the Securities Act of 1933 pursuant to Section 4(2) thereof.

Use of Proceeds

      The following information relates to the use of proceeds from our initial public offering of common stock. The effective date of our Registration Statement on Form S-1, commission file number 333-88437, relating to our initial public offering, was January 27, 2000.

      In connection with the offering, the estimated expenses were as follows (in thousands):

Underwriting Discounts and Commissions	$4,578
Other Expenses	1,804

Total Expenses	$6,382

      Payment of expenses were to persons other than: directors, officers, our general partners or their associates, persons owning ten percent or more of any class of our equity securities, or our affiliates.

      Our net offering proceeds, after deducting the total expenses described above, were $59,028 (in thousands).

      From the effective date of the Registration Statement through December 31, 2001, we used the net proceeds from the offering as follows (in thousands):

Repayment of Indebtedness	$4,309
Capital Expenditures	7,152
Termination Fee for Consulting Services	1,300
Lease Termination Fee	186
Bonus Payments	522
Earn-out Payment to Zak Associates, Inc.	355
Security Deposit on New York Lease	1,739
Acquisition of Nucleus	13,676
Acquisition of DC Systems	184
Acquisition of Altra	10,816
Investments in Marketable Securities	13,096
Cash Equivalents	5,693

$59,028

      All of the above listed payments were direct or indirect payments to persons other than: directors, officers, general partners or their associates, persons owning ten percent or more of any class of our equity securities, or our affiliates, except for: (i) the termination fee for consulting services which was paid to GFI Two LLC, where our directors Lawrence D. Gilson and Richard K. Landers are president and a principal, respectively; (ii) $289 (in thousands) of the bonus payments, which was paid to Nigel L. Evans, our Executive Vice President, Head of Global Energy Market Strategy and one of our directors, and (iii) the earn-out payment to Zak Associates, Inc., which entity is indirectly owned by Brian J. Scanlan, our Chief Technology Officer and one of our directors, and his wife.

Item 6.     Selected Financial Data

      The following selected consolidated financial data should be read together with our audited consolidated financial statements and related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which are included elsewhere in this annual report. The statement of operations data for the year ended December 31, 1997 and the four-month period ended April 30, 1998 and the balance sheet data at December 31, 1997 are derived from, and are qualified by reference to, the audited financial statements of Zai*Net Software, Inc., our predecessor, not included in this annual report. The consolidated statement of operations data for the period from our inception on April 29, 1998 through December 31, 1998 and the consolidated balance sheet data at December 31, 1998 and 1999 are derived from, and are qualified by reference to, our audited consolidated financial statements, not included in this annual report. The consolidated statement of operations data for the year ended December 31, 1999 are derived from, and qualified by reference to, our audited consolidated financial statements, included elsewhere in this annual report, which have been audited by PricewaterhouseCoopers LLP, independent accountants. The consolidated statement of operations data for the years ended December 31, 2000 and 2001 and the consolidated balance sheet data at December 31, 2000 and 2001 are derived from, and qualified by reference to, our audited consolidated financial statements, included elsewhere in this annual report, which have been audited by KPMG LLP, independent accountants.

      In the following table, “Adjusted EBITDA” is defined as earnings before interest and other income, income taxes, depreciation, amortization, charges related to acquired in-process research and development, non-cash compensation expense, expenses related to our initial public offering, and loss on office relocation. “Pro forma net income” is calculated by excluding from pre-tax loss the amortization of intangible assets, charges related to acquired in-process research and development, non-cash compensation expense, expenses related to our initial public offering, and loss on office relocation, and providing income tax expense on pro forma pre-tax earnings. EBITDA is a non-GAAP measure commonly used by investors and analysts to analyze companies on the basis of operating performance, leverage and liquidity. We present Adjusted EBITDA and Pro forma net income, which are also non-GAAP measures, to enhance the understanding of our operating results. We believe that each of Adjusted EBITDA and Pro forma net income is an indicator of our operating profitability since each excludes items that are not directly attributable to our ongoing business operations. However, each of Adjusted EBITDA and Pro forma net income relies upon our management’s judgment to determine which items are directly attributable to our ongoing business operations and as such is subjective in nature. Neither Adjusted EBITDA nor Pro forma net income should be construed as an alternative to net income as an indicator of our operating performance or as an alternative to cash flow from operations as a measure of our liquidity. For information about cash flows or results of operations in accordance with generally accepted accounting principles, please see our audited consolidated financial statements and related notes included elsewhere in this annual report.

			Caminus
	Zai*Net
	(Predecessor)		Inception
			(April 29,
	Fiscal Year	Four Months	1998)
	Ended	Ended	through	Fiscal Year Ended Dec. 31,
	Dec. 31,	April 30,	Dec. 31,
	1997	1998	1998	1999	2000	2001

	(in thousands, except per share amounts)
Statement of Operations Data:
Revenues:
Licenses	$1,521	$1,495	$3,639	$12,538	$24,573	$34,579
Software services	2,668	1,335	3,091	7,816	18,576	32,416
Strategic consulting	—	—	2,896	6,556	8,565	7,722

Total revenues	4,189	2,830	9,626	26,910	51,714	74,717
Gross profit	2,858	2,095	4,941	17,466	34,829	49,522
Operating expenses	2,862	1,659	15,074	25,202	50,288	54,341

Operating income (loss)	(4)	436	(10,133)	(7,736)	(15,459)	(4,819)
Other income (expense), net	17	8	97	(228)	2,258	2,629
Provision for income taxes	—	24	36	646	2,315	3,989
Minority interest	—	—	(299)	—	—	—

Net income (loss)	$13	$420	$(10,371)	$(8,610)	$(15,516)	$(6,179)

Basic and diluted net loss per share			$(1.41)	$(1.01)	$(1.04)	$(0.38)

Weighted average shares — basic and diluted			7,361	8,514	14,925	16,059

			Caminus
	Zai*Net
	(Predecessor)		Inception
			(April 29,
	Fiscal Year	Four Months	1998)
	Ended	Ended	through	Fiscal Year Ended Dec. 31,
	Dec. 31,	April 30,	Dec. 31,
	1997	1998	1998	1999	2000	2001

	(in thousands)
Other Financial Data:
Adjusted EBITDA	$119	$482	$355	$3,275	$10,279	$13,818
Pro forma net income (loss)			(122)	1,595	7,551	8,984
Cash provided by (used in) operating activities	401	1,054	952	(1,922)	4,095	12,658
Cash used in investing activities	(206)	(100)	(10,893)	(11,128)	(44,795)	(10,685)
Cash provided by (used in) financing activities	(290)	(3)	12,700	10,953	57,145	16,942

	December 31,

	1997	1998	1999	2000	2001

	(in thousands)
Balance Sheet Data:
Cash, cash equivalents and investments	$201	$2,771	$662	$41,664	$42,027
Working capital (deficiency)	24	(4,651)	(4,766)	33,614	32,016
Total assets	2,193	31,069	41,478	104,045	166,979
Borrowings under credit facility	—	—	3,050	—	15,000
Stockholders’ equity	234	17,160	25,739	87,791	117,605

Item 7.	Management’s Discussion And Analysis Of Financial Condition And Results Of Operations

      The following discussion and analysis of our financial condition and results of operations should be read in conjunction with “Selected Financial Data” and our audited consolidated financial statements and related notes appearing elsewhere in this annual report. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. The actual results may differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including but not limited to those set forth under “Certain Factors That May Affect Our Business” and elsewhere in this annual report.

Overview

      We are a leading provider of software solutions and strategic consulting services that facilitate energy trading, transaction processing, risk management, and decision support within the North American and European wholesale energy markets. We were organized as a limited liability company in April 1998, and acquired Zai*Net Software, L.P. and Caminus Limited in May 1998, Positron Energy Consulting in November 1998, DC Systems, Inc. in July 1999, Nucleus Corporation and Nucleus Energy Consulting Corporation (collectively, “Nucleus”) in August 2000, and Altra Software Services, Inc. (“Altra”) in November 2001. In February 2000, we closed the initial public offering of 4.1 million shares of our common stock, realizing net proceeds from the offering of approximately $59.0 million.

      Since our inception, through our acquisitions and internal growth, we have expanded our organization rapidly, particularly in marketing, sales, and research and development. Our full-time employees increased from 184 at December 31, 1999, to 503 at December 31, 2001, and we intend to continue to increase our number of employees in 2002.

      We generate revenues from licensing our software products, providing related implementation services and support, and providing strategic consulting services. We generally license one or more products to our customers, who typically receive perpetual licenses to use our products for a specified number of servers and concurrent users. After the initial license, they may purchase licenses for additional products, servers and users as needed. In addition, customers typically purchase professional services from us, including implementation and training services, and enter into renewable maintenance contracts that provide for software upgrades and technical support over a stated term, typically twelve months. Our strategic consulting practice provides energy market participants with strategic advice on how to operate in and profit from competitive energy markets.

      Customer payments under our software license agreements are non-refundable. Payment terms generally require that a significant portion of the license fee is payable on delivery of the licensed product with the balance due in installments.

      The company’s critical accounting policies are those that relate to revenue recognition. We recognize revenue in accordance with the provisions of Statement of Position No. 97-2, “Software Revenue Recognition,” as amended by SOP 98-9, “Modification of SOP 97-2, Software Revenue Recognition with Respect to Certain Transactions.” See Note 2 to our audited consolidated financial statements included elsewhere in this annual report.

      We sell our products through our direct sales forces in North America and Europe. Also, our strategic consulting group, in addition to generating consulting fee revenue, assists in generating software sales leads.

      Our results of operations may experience seasonal fluctuations as customers and potential customers in our industry face budgetary pressures to invest in energy software before year-end. Accordingly, we may tend to report higher revenues during the fourth quarter of the year and lower revenues during the first quarter.

      Revenues from customers outside the United States represented 46%, 41% and 35% of our total revenues for the years ended December 31, 1999, 2000 and 2001, respectively. A significant portion of our international revenues has historically been derived from sales of our strategic consulting services and software products in the United Kingdom. We intend to continue to expand our international operations and commit significant management time and financial resources to developing our direct international sales channels. International revenues may not, however, increase as a percentage of total revenues.

      We were formed as a limited liability company in April 1998. Until our initial public offering in January 2000, we were not subject to federal and state income taxes, except for New York income taxes on limited liability companies. During January 2000, the limited liability company merged into Caminus Corporation, a Delaware subchapter C corporation formed in September 1999. The adjustment to the 1999 income tax provision reflects the additional tax provision we would have recorded had we been a subchapter C corporation for 1999.

      Due to our acquisition of Nucleus and Altra, along with the significant changes in our operations, the fluctuation of financial results, including financial data expressed as a percentage of revenues for all periods, does not necessarily provide a meaningful understanding of the expected future results of our operations. The results of operations of Nucleus and Altra are included in our consolidated results of operations beginning August 2000 and December 2001, respectively.

      “Adjusted EBITDA” is defined as earnings before interest and other income, income taxes, depreciation, amortization, charges related to acquired in-process research and development, non-cash compensation expense, expenses related to our initial public offering, and loss on office relocation. EBITDA is a non-GAAP measure commonly used by investors and analysts to analyze companies on the basis of operating performance, leverage and liquidity. We present Adjusted EBITDA, which is also a non-GAAP measure, to enhance the understanding of our operating results. We believe that Adjusted EBITDA is an indicator of our operating profitability since it excludes items that are not directly attributable to our ongoing business operations. However, Adjusted EBITDA relies upon our management’s judgment to determine which items are directly attributable to our ongoing business operations and as such is subjective in nature. Adjusted EBITDA should not be construed as an alternative to net income as an indicator of our operating performance or as an alternative to cash flow from operations as a measure of our liquidity. For information about cash flows or results of operations in accordance with generally accepted accounting principles, please see our audited consolidated financial statements and related notes included elsewhere in this annual report.

      Certain reclassifications were made to prior period amounts to conform to our current period presentation format, including reclassifying amortization of acquired technology from operating expenses to cost of revenues.

Results of Operations

      The following table sets forth, except for cost of licenses, cost of software services, and cost of strategic consulting, which are expressed as a percentage of their related revenues, and amortization of acquired technology, which is expressed as a percentage of license revenues, the consolidated financial information expressed as a percentage of revenues for the years ended December 31, 1999, 2000 and 2001. The consolidated financial information for the periods presented are derived from the audited consolidated financial statements included elsewhere in this annual report.

	Year Ended
	December 31,

	1999	2000	2001

Revenues:
Licenses	47%	48%	46%
Software services	29	36	44
Strategic consulting	24	16	10

Total revenues	100	100	100
Cost of revenues:
Cost of licenses	6	4	3
Cost of software services	60	58	50
Cost of strategic consulting	45	43	55
Amortization of acquired technology	8	6	10

Gross profit	65	67	66
Operating expenses:
Sales and marketing	15	19	15
Research and development	15	13	18
General and administrative	32	21	23
Acquired in-process research and development	4	—	2
Amortization of intangible assets	28	19	15
Expenses related to our initial public offering	—	24	—
Loss on office relocation	—	1	—

Total operating expenses	94	97	73
Loss from operations	(29)	(30)	(7)
Other income (expense), net	(1)	4	4
Provision for income taxes	2	4	5

Net loss	(32)%	(30)%	(8)%

Adjusted EBITDA	12%	20%	18%

Comparison of the Year Ended December 31, 2000 to the Year Ended December 31, 2001

Revenues

      Licenses. License revenues increased $10.0 million, or 41%, from $24.6 million in 2000 to $34.6 million in 2001. This increase was primarily attributable to increased demand for new and additional software products from new and existing customers, larger average transaction sizes, and the expansion of our domestic and international sales personnel.

      Software services. Software services revenues increased by $13.8 million, or 75%, from $18.6 million in 2000 to $32.4 million in 2001. As a percentage of total revenues, software services increased from 36% in 2000 to 44% in 2001. This increase was due primarily to the increased licensing activity described above, which resulted in increased revenues from customer implementations and maintenance contracts. The greater percentage increase in software services revenues compared to the increase in license revenues was in part attributable to the increase in our base of customers with maintenance contracts, in addition to 2001 installations of license sales that were made in 2000. Typically, software services, including implementation and support services, are provided subsequent to the recognition of the license revenues.

      Strategic consulting. Strategic consulting revenues decreased by $0.8 million, or 10%, from $8.6 million in 2000 to $7.7 million in 2001. We devoted a significant amount of our strategic consulting resources in 2000 and early 2001 to completing a large engagement for the British government, to develop the New Electricity Trading Arrangements (“NETA”). Following the completion of the NETA project, we transitioned resources from the NETA project to other projects, which resulted in lower revenue for 2001.

Cost of Revenues

      Cost of licenses. Cost of licenses primarily consists of the software license costs associated with third-party software that is integrated into our products. Cost of licenses increased $0.1 million, or 8%, from $1.0 million in 2000 to $1.1 million in 2001. This increase in cost was due primarily to the higher level of software licenses sold.

      Cost of software services. Cost of software services consists primarily of personnel costs associated with providing implementation services, technical support under maintenance contracts, and training through our professional services group. Cost of software services increased $5.6 million, or 52%, from $10.7 million in 2000 to $16.3 million in 2001. As a percentage of software services revenue, costs decreased from 58% in 2000 to 50% in 2001. The increase in costs was due primarily to the increase in the number of our implementation, training and technical support personnel necessary to support our increased number of new installations and our larger installed customer base. The decrease as a percentage of revenue is the result of efficiencies achieved through the support of a larger customer base.

      Cost of strategic consulting. Cost of strategic consulting consists of personnel costs incurred in providing professional consulting services. Cost of strategic consulting increased $0.6 million, or 17%, from $3.6 million in 2000 to $4.3 million in 2001. As a percentage of strategic consulting revenue, costs increased from 43% in 2000 to 55% in 2001. The increase in costs is due primarily to an increase in the number of our consultants and related recruiting expenses. The increase as a percentage of revenue resulted from lower consultant utilization percentages related to our transition from the NETA contract, along with the ramp-up of our new domestic strategic consulting group.

      Amortization of acquired technology. Amortization of acquired technology represents the amortization of the value placed on the technology acquired through our acquisitions. Amortization of acquired technology increased $2.0 million from $1.6 million in 2000 to $3.6 million in 2001. The increase in cost was due primarily to our acquisition of Altra in November 2001.

Operating Expenses

      Sales and marketing. Sales and marketing expenses consist primarily of sales and marketing personnel costs, travel expenses, advertising, trade show expenses and commissions. Sales and marketing expenses increased $1.7 million, or 17%, from $9.8 million in 2000 to $11.5 million in 2001. As a percentage of revenues, sales and marketing expenses decreased from 19% in 2000 to 15% in 2001. The increase in expenses is due to increases in advertising and promotional expenses, headcount, recruiting expenses, and travel expenses associated with the hiring of additional sales and marketing personnel to support the expansion of our domestic and international sales organizations.

      Research and development. Research and development expenses consist primarily of personnel costs for product development personnel and other related direct costs associated with the development of new products, the enhancement of existing products, and quality assurance and testing. Research and development expenses increased $6.7 million, or 102%, from $6.6 million in 2000 to $13.3 million in 2001. As a percentage of revenues, research and development expenses increased from 13% in 2000 to 18% in 2001. The increase in costs was due primarily to the increased number of personnel and related expenses associated with the development of new products and enhancements of existing products.

      General and administrative. General and administrative expenses consist primarily of personnel costs of executive, financial, human resource and information services personnel, as well as facility costs and related office expenses, and outside professional fees. General and administrative expenses increased $6.3 million, or 58%, from $10.9 million in 2000 to $17.2 million in 2001. As a percentage of revenues, general and administrative expenses increased from 21% to 23%. The increase in costs was due primarily to increased staffing required to support our expanded operations in the United States and internationally, along with an increase in rent and other expenses related to our increased consolidated number of employees in 2001 compared to 2000.

      Acquired in-process research and development. Acquired in-process research and development represents the fair value of the in-process research and development acquired during our November 2001 purchase of Altra. The Altra acquired in-process research and development was valued at $1.3 million and was expensed on the date of the acquisition. Altra had one project in progress at the time of the acquisition. The project will add functionality to Altra’s gas products and is anticipated to be completed in 2002.

      Amortization of intangible assets. Amortization of intangible assets represents the amortization of goodwill, which is the excess of the purchase price over the fair value of the net assets acquired from our acquisitions, and other intangible assets, excluding acquired technology. Amortization of intangible assets increased $0.9 million, or 9%, from $10.2 million in 2000 to $11.1 million in 2001, due primarily to our incurring amortization expense related to our August 2000 acquisition of Nucleus and our November 2001 acquisition of Altra. This was offset in part by the completion of amortization of the goodwill recognized upon our acquisition of Caminus Limited.

Loss From Operations

      As a result of the variances described above, operating loss decreased by $10.6 million, from $15.5 million in 2000 to $4.8 million in 2001. Operating expenses as a percentage of revenues decreased from 97% in 2000 to 73% in 2001.

Other Income (Expense), Net

      Other income (expense), net increased $0.4 million, or 16%, from $2.3 million in 2000 to $2.6 million in 2001. The interest income was primarily related to the interest earned on the resulting investments from proceeds from our initial public offering along with gains on the sale of investments. The decrease in interest rates in 2001 resulted in lower interest income. Other income includes $0.8 million for the reversal of accrued taxes for compensation related to our initial public offering that was not ultimately owed.

Provision for Income Taxes

      Our provision for income taxes increased $1.7 million, or 72%, from $2.3 million in 2000 to $4.0 million in 2001. This increase was primarily a result of our increased pretax income in the United Kingdom for 2001.

Adjusted EBITDA

      Adjusted EBITDA as a percentage of revenues was 20% for 2000 and 18% for 2001. Adjusted EBITDA increased $3.5 million, or 34%, from $10.3 million in 2000 to $13.8 million in 2001.

Comparison of the Year Ended December 31, 1999 to the Year Ended December 31, 2000

Revenues

      Licenses. License revenues represented 47% and 48% of the total revenues for 1999 and 2000, respectively, and increased $12.0 million, or 96%, from $12.5 million in 1999 to $24.6 million in 2000. This increase was primarily attributable to increased demand for new and additional software licenses from new and existing customers, larger transaction sizes, and the expansion of our domestic and international sales personnel.

      Software services. Software services revenues represented 29% and 36% of the total revenues for 1999 and 2000, respectively, and increased by $10.8 million, or 138%, from $7.8 million in 1999 to $18.6 million in 2000. This increase was primarily attributable to the increased licensing activity described above, which resulted in increased revenues from customer implementations and maintenance contracts. The greater percentage increase in software services revenues as compared to the increase in license revenues was primarily attributable to the increase in the customer base that has maintenance contracts. Typically, software services, including implementation and support services, are provided subsequent to the recognition of the license revenues.

      Strategic consulting. Strategic consulting revenues represented 24% and 16% of the total revenues for 1999 and 2000, respectively, and increased $2.0 million, or 31%, from $6.6 million in 1999 to $8.6 million in 2000, and are primarily derived from the Caminus Limited subsidiary acquired in May 1998. The increase in absolute dollars was attributable to an increased number of engagements, which was partially attributable to an increase in the number of our consultants.

Cost of Revenues

      Cost of licenses. Cost of licenses as a percentage of license revenues was 6% and 4% for 1999 and 2000, respectively, and increased $0.2 million, or 27%, from $0.8 million in 1999 to $1.0 million in 2000. The increase in absolute dollars was primarily attributable to the costs of product enhancements performed by Nucleus subsequent to our August 2000 acquisition of Nucleus and the increase in license revenues.

      Cost of software services. Cost of software services as a percentage of software services revenues was 60% and 58% for 1999 and 2000, respectively, and increased $6.0 million, or 128%, from $4.7 million in 1999 to $10.7 million in 2000. This increase in absolute dollars was primarily attributable to the increase in the number of implementations, training and technical support personnel, including former DC Systems and Nucleus personnel, and related recruiting expenses, to support the growth of the implementations and the installed customer base.

      Cost of strategic consulting. Cost of strategic consulting as a percentage of strategic consulting revenues was 45% and 43% for 1999 and 2000, respectively, and increased $0.7 million, or 25%, from $2.9 million in 1999 to $3.6 million in 2000. This increase in absolute dollars was principally attributable to an increase in the number of our consultants, including the formation of our strategic consulting practice in the United States, and related recruiting expenses, to support the growth in revenues.

      Amortization of acquired technology. Amortization of acquired technology increased $0.5 million from $1.1 million in 1999 to $1.6 million in 2000. The increase in cost was due primarily to our acquisition of Nucleus in August 2000.

Operating Expenses

      Sales and marketing. Sales and marketing expenses as a percentage of revenues were 15% and 19% for 1999 and 2000, respectively, and increased $5.7 million, or 139%, from $4.1 million in 1999 to $9.8 million in 2000. This increase was primarily due to an increase in headcount, recruiting expenses and promotional and travel expenses associated with the hiring of additional sales and marketing personnel to support the expansion of our domestic and international sales organizations.

      Research and development. Research and development expenses as a percentage of revenues were 15% and 13% for 1999 and 2000, respectively, and increased $2.7 million, or 68%, from $3.9 million in 1999 to $6.6 million in 2000. This increase in absolute dollars was primarily due to an increased hiring of personnel and to other expenses associated with the development of new products and enhancements of existing products.

      General and administrative. General and administrative expenses as a percentage of revenues were 32% and 21% for 1999 and 2000, respectively, and increased $2.2 million, or 25%, from $8.7 million in 1999 to $10.9 million in 2000. This increase in absolute dollars was primarily due to increased staffing required to support our expanded operations in the United States and internationally.

      Acquired in-process research and development. Acquired in-process research and development as a percentage of revenues was 4% for 1999, or $1.0 million. Acquired in-process research and development represents the fair value of the in-process research and development acquired during our 1999 purchase of

DC Systems. In the opinion of management, the acquired in-process research and development had not yet reached technological feasibility and had no alternative future uses. Accordingly, such amount was expensed on the date of the acquisition. DC Systems had one major project in progress at the time of the acquisition. This project added functionality to Plant*Master, and was completed in the third quarter of 2000.

      Amortization of intangible assets. Amortization of intangibles as a percentage of revenues was 28% and 19% for 1999 and 2000, respectively, and increased $2.7 million, or 35%, from $7.5 million in 1999 to $10.2 million in 2000. The increase in absolute dollars was primarily attributable to our incurring amortization expense related to our Nucleus acquisition in August 2000 and a full year of amortization related to our DC Systems acquisition.

      Expenses related to our initial public offering. As a result of our initial public offering in January 2000, certain transactions occurred that resulted in significant charges in the first quarter of 2000. These transactions included the earning of an option granted to the former shareholders of Caminus Energy Limited, which resulted in a charge of approximately $7.0 million including taxes, a payment of approximately $0.5 million for a special one-time bonus to the former shareholders of Caminus Energy Limited, a payment of $1.3 million for a termination fee to GFI Two LLC, a principal stockholder, to cancel its consulting and advisory agreement, and the granting of shares and the forgiveness of a loan to our president and chief executive officer, which resulted in a charge of approximately $3.6 million.

      Loss on office relocation. The loss on office relocation primarily represents the cost of disposing of the furniture and leasehold improvements from our old corporate headquarters, net of the proceeds received from the sale. Total loss on office relocation as a percentage of 2000 revenues was 1% and totaled $0.5 million.

Loss From Operations

      As a result of the variances described above, operating loss increased by $7.7 million, or 100%, from $7.7 million in 1999 to $15.5 million in 2000. Operating expenses as a percentage of revenues was 94% and 97% for 1999 and 2000, respectively.

Other Income (Expense), Net

      Other income (expense), net increased $2.5 million from other expense, net of $0.2 million in 1999 to other income, net of $2.3 million in 2000 due primarily to interest income earned on the investment of the proceeds from our initial public offering in January 2000.

Provision for Income Taxes

      Our provision for income taxes for 1999 was $0.6 million and related primarily to foreign income taxes. If we had been a subchapter C corporation, our provision for income taxes would have been $0.5 million for 1999. In January 2000, we were reorganized as a subchapter C corporation. Accordingly, in 2000, we paid income taxes instead of passing income through to our stockholders. We recorded a tax provision of $2.3 million for the 2000 period that primarily consists of foreign income taxes.

Adjusted EBITDA

      Adjusted EBITDA as a percentage of revenues were 12% and 20% for 1999 and 2000, respectively. Adjusted EBITDA increased $7.0 million, or 214%, from $3.3 million in 1999 to $10.3 million in 2000.

Selected Quarterly Results of Operations

      The following tables represent certain unaudited consolidated statement of operations information for each quarter in the years ended December 31, 2000 and 2001, as well as such information expressed as a percentage of total revenues for the periods indicated. The information was derived from unaudited financial statements and has been prepared on the same basis as our audited consolidated financial statements and, in the opinion of management, includes all adjustments, which consist of normal recurring adjustments, that we consider necessary for the fair presentation of such information when read in conjunction with our audited consolidated financial statements and related notes appearing elsewhere in this annual report. We believe that quarter-to-quarter comparisons of financial results should not be relied upon as an indication of future performance, and operating results may fluctuate from quarter to quarter in the future. See “Certain Factors that May Affect Our Business,” and our audited consolidated financial statements and related notes included elsewhere in this annual report. We expect that our results of operations will fluctuate, and the price of our common stock could fall if quarterly results are lower than the expectations of securities analysts.

	Quarter Ended

	March 31,	June 30,	Sept. 30,	Dec. 31,	March 31,	June 30,	Sept. 30,	Dec. 31,
	2000	2000	2000	2000	2001	2001	2001	2001

	(In thousands, except per share amounts)
Statement of Operations Data:
Revenues:
Licenses	$4,073	$4,649	$7,045	$8,806	$6,366	$7,498	$5,558	$15,157
Software services	2,710	4,375	5,397	6,094	7,553	8,353	7,786	8,724
Strategic consulting	1,737	2,183	2,275	2,370	2,476	1,887	1,812	1,547

Total revenues	8,520	11,207	14,717	17,270	16,395	17,738	15,156	25,428
Gross profit	5,342	7,975	9,859	11,653	10,425	12,120	9,137	17,840
Operating expenses	19,747	8,522	10,185	11,834	12,754	12,823	12,068	16,696

Operating income (loss)	(14,405)	(547)	(326)	(181)	(2,329)	(703)	(2,931)	1,144
Other income, net	413	715	668	462	533	694	496	906
Provision for income taxes	21	754	711	829	627	938	690	1,734

Net income (loss)	$(14,013)	$(586)	$(369)	$(548)	$(2,423)	$(947)	$(3,125)	$316

Basic and diluted net income (loss) per common share	$(1.05)	$(0.04)	$(0.02)	$(0.03)	$(0.15)	$(0.06)	$(0.20)	$0.02

Weighted average outstanding shares — basic	13,380	15,261	15,397	15,660	15,725	15,798	15,902	16,810
Weighted average outstanding shares — diluted	13,380	15,261	15,397	15,660	15,725	15,798	15,902	16,965

	Quarter Ended

	March 31,	June 30,	Sept. 30,	Dec. 31,	March 31,	June 30,	Sept. 30,	Dec. 31,
	2000	2000	2000	2000	2001	2001	2001	2001

Statement of Operations Data:
Revenues:
Licenses	48%	41%	48%	51%	39%	42%	37%	60%
Software services	32	39	37	35	46	47	51	34
Strategic consulting	20	20	15	14	15	11	12	6

Total revenues	100	100	100	100	100	100	100	100
Gross profit	63	71	67	67	64	68	60	70
Operating expenses	232	76	69	69	78	72	80	66

Operating income (loss)	(169)	(5)	(2)	(1)	(14)	(4)	(19)	4
Other income, net	5	6	5	3	3	4	3	4
Provision for income taxes	—	7	5	5	4	5	5	7

Net income (loss)	(164)%	(5)%	(3)%	(3)%	(15)%	(5)%	(21)%	1%

Liquidity and Capital Resources

      We have historically funded our operations and acquisitions and met our capital expenditure requirements primarily from the proceeds of equity financings, borrowings, and, more recently, cash flow from operations. Our cash, cash equivalents and investments increased by $0.4 million from $41.7 million at December 31, 2000 to $42.0 million at December 31, 2001. Our working capital decreased by $1.6 million from $33.6 million at December 31, 2000 to $32.0 million at December 31, 2001.

      Our highly liquid assets consist of cash, cash equivalents and investments in short-term marketable securities. For the year ended December 31, 2001, our highly liquid assets increased by $12.8 million, or 43%, from $29.3 million at December 31, 2000 to $42.0 million at December 31, 2001.

      Net cash provided by operating activities for the year ended December 31, 2001 was $12.7 million. Net cash provided by operating activities primarily resulted from the fact that results of operations included non-cash depreciation and amortization of $16.7 million, which more than offset our net loss of $6.2 million.

      Our cash flow used in investing activities of $10.7 million was primarily due to the cash used in the purchase of Altra of $25.8 million, and $2.7 million of capital expenditures for computer and communications equipment, purchased software, office equipment, furniture, fixtures and leasehold improvements partially offset by the net proceeds of sales of investments in marketable securities of $18.0 million.

      Net cash provided by financing activities during the year ended December 31, 2001 was $16.9 million, which included $1.9 million received from the sale of common stock in connection with our employee stock purchase plan and the exercise of stock options. In addition, in November 2001, we entered into a term loan for $15.0 million under a credit agreement to partially finance our acquisition of Altra. The term loan bears interest at 10% for the first year, which increases to 12.5% and 15% during the second year, and is due on October 31, 2003.

      We expect that our working capital needs will continue to grow as we execute our growth strategy. We believe that our cash, cash equivalents and investments, and cash anticipated to be generated from future operations will be sufficient to meet our anticipated expenditure requirements for the foreseeable future. In the event we engage in acquisitions in the future, however, we may be required to raise additional equity capital or to incur indebtedness to fund the purchase price for such acquisitions. We are not currently a party to any agreement or arrangement for any potential acquisition.

New Accounting Pronouncements

      In July 2001, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, as well as all purchase method business combinations completed after June 30, 2001. SFAS 141 also specifies criteria that intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill, noting that any purchase price allocable to an assembled workforce may not be accounted for separately. SFAS 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS 142. SFAS 142 will also require that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.”

      We adopted the provisions of SFAS 141, effective July 1, 2001, and will adopt the provisions of SFAS 142, effective January 1, 2002. Furthermore, any goodwill and any intangible asset determined to have an indefinite useful life that are acquired in a purchase business combination completed after June 30, 2001 will not be amortized, but will continue to be evaluated for impairment in accordance with the appropriate pre-SFAS 142 accounting literature. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 will continue to be amortized prior to the adoption of SFAS 142.

      Upon adoption of SFAS 142, we will evaluate our existing intangible assets and goodwill that were acquired in prior purchase business combinations, and will make any necessary reclassifications in order to conform with the new criteria in SFAS 141 for recognition apart from goodwill. Upon adoption of SFAS 142, we will be required to reassess the useful lives and residual values of all intangible assets acquired in purchase business combinations, and make any necessary amortization period adjustments by the end of the first quarter of 2002. In addition, to the extent an intangible asset is identified as having an indefinite useful life, we will be required to test the intangible asset for impairment in accordance with the provisions of SFAS 142 within the first interim period. Any impairment loss will be measured as of the date of adoption and recognized as the cumulative effect of a change in accounting principle in the first quarter of 2002.

      In connection with the transitional goodwill impairment evaluation, SFAS 142 will require us to perform an assessment of whether there is an indication that goodwill is impaired as of the date of adoption. To accomplish this, we must identify our reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of the date of adoption. We will then have up to six months from the date of adoption to determine the fair value of each reporting unit and to compare it to the reporting unit’s carrying amount. To the extent a reporting unit’s carrying amount exceeds its fair value, an indication exists that the reporting unit’s goodwill may be impaired, and we must perform the second step of the transitional impairment test. In the second step, we must compare the implied fair value of the reporting unit’s goodwill, determined by allocating the reporting unit’s fair value to all of our assets (recognized and unrecognized) and liabilities in a manner similar to a purchase price allocation in accordance with SFAS 141, to its carrying amount, both of which would be measured as of the date of adoption. This second step is required to be completed as soon as possible, but no later than the end of the year of adoption. Any transitional impairment loss will be recognized as the cumulative effect of a change in accounting principle in our statement of operations.

      As of the date of adoption, we expect to have unamortized goodwill in the amount of $58.0 million and unamortized identifiable intangible assets in the amount of $33.4 million, all of which will be subject to the transition provisions of SFAS 141 and SFAS 142. Amortization expense related to goodwill was $8.7 million and $9.3 million for the years ended December 31, 2000 and 2001, respectively.

      On October 3, 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. While SFAS 144 supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of,” it retains many of the fundamental provisions of SFAS 121.

      SFAS 144 also supersedes the accounting and reporting provisions of Accounting Principles Board (“APB”) Opinion No. 30, “Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,” for the disposal of a segment of a business. However, it retains the requirement in APB Opinion No. 30 to report separately discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment, or in a distribution to owners) or is classified as held for sale. By broadening the presentation of discontinued operations to include more disposal transactions, the FASB has enhanced the ability of a company’s management to provide information that helps financial statement users to assess the effects of a disposal transaction on the ongoing operations of such company. We believe that the adoption of SFAS 144 will not have a material impact on our consolidated financial position, results of operations, or cash flows.

Certain Factors That May Affect Our Business

Our quarterly operating results may fluctuate substantially, which may adversely affect our business and the market price of our common stock, particularly if our quarterly results are lower than the expectations of securities analysts.

      Our revenues and results of operations have fluctuated in the past and may vary from quarter to quarter in the future. These fluctuations may adversely affect our business, financial condition, and the market price of our common stock particularly if our quarterly results fall below the expectations of securities analysts. A number of factors, many of which are outside our control, may cause variations in our quarterly revenues and operating results, including:

•	changes in demand for our software solutions and strategic consulting services;

•	the length of our sales cycle, and the timing and recognition of sales of our products and services, including the timing and recognition of significant product orders;

•	unexpected delays in the development and introduction of new products and services;

•	increased expenses, whether related to sales and marketing, software development or other corporate activities;

•	changes in the rapidly evolving market for products and services in the energy industry;

•	the mix of our revenue during any period, particularly with respect to the breakdown between software license and services revenues;

•	the hiring, retention and utilization of personnel;

•	costs related to the integration of people, operations and products from previously acquired businesses and technologies and from future acquisitions, if any; and

•	general economic conditions.

      Accordingly, we believe that quarter-to-quarter comparisons of our results of operations are not necessarily meaningful. You should not rely on our historical quarterly results as an indication of our future performance.

Our sales cycle may be subject to seasonality, which could result in fluctuations in the market price of our common stock.

      We may experience seasonality in the sales of our software. For instance, many of our current and potential customers in the energy industry face budgetary pressures to invest in energy software before the end of each fiscal year. As a result, we may tend to report higher revenues during the fourth quarter of our fiscal year and lower revenues during the first quarter of our fiscal year. These seasonal variations in our sales may lead to fluctuations in our quarterly operating results, which in turn may lead to volatility in the market price of our common stock.

Substantial competition could reduce our market share and materially adversely affect our financial performance.

      The market for products and services in the energy industry is very competitive, and we expect competition to intensify in the future. We currently face competition from a variety of sources, including energy software providers, in-house development, large consultancies, enterprise software companies and providers of strategic consulting services.

      Some of our current and potential competitors have longer operating histories, greater name recognition, greater resources, and a higher number of established customer relationships than we have. Many of these competitors also have extensive knowledge of our industry. As a result of these factors, some of our competitors may be able to adapt more quickly to new or emerging technologies and changes in customer requirements or may be able to devote greater resources to the marketing and sale of their products. If we are not able to compete effectively, our business, results of operations, and financial condition could be materially adversely affected.

We may not be able to successfully manage the expansion of our operations.

      We have experienced, and are currently experiencing, a period of significant growth. We cannot assure you that we will not experience difficulties managing our growth in the future. Future growth may place increased demands on our management, financial and operational resources. In addition, as part of our growth, we will need to expand, train and manage our employee base and maintain close coordination within our organization. If we are unable to manage our growth effectively, our business, results of operations, and financial condition could be materially adversely affected.

Our future results may be harmed by economic, political, regulatory and other risks associated with international sales and operations.

      Because we sell and market our products worldwide, our business is subject to risks associated with doing business internationally. We anticipate that revenues from international operations will represent an increasing portion of our total revenues going forward. Accordingly, our future results could be harmed by a variety of factors, including:

•	the need to comply with the laws and regulations of different countries;

•	difficulties in enforcing contractual obligations and intellectual property rights in some countries;

•	difficulties and costs of staffing and managing foreign operations;

•	fluctuations in currency exchange rates and the imposition of exchange or price controls or other restrictions on the conversion of foreign currencies;

•	difficulties in collecting international accounts receivable and the existence of potentially longer payment cycles;

•	the impact of possible recessions in economies outside the United States; and

•	political and economic instability, including instability related to terrorist attacks in the United States and abroad.

      If we are unable to minimize the risks associated with international sales and operations, our business, results of operations, and financial condition could be materially adversely affected, which could cause our stock price to decline.

We may pursue strategic acquisitions, which could have an adverse impact on our business if unsuccessful.

      We may from time to time acquire or invest in complementary companies, products or technologies. For instance, in November 2001, we acquired Altra Software Services, Inc. From time to time, we may evaluate other acquisition opportunities that could provide us with additional product or services offerings or additional industry expertise. These acquisitions, if any, may result in difficulties for us in assimilating acquired operations and products, and could result in the diversion of our capital and our management’s attention from other business issues and opportunities. For instance, the integration of acquired companies may result in problems related to the integration of technology and management teams. We may not be able to successfully integrate operations, personnel or products that we have acquired or may acquire in the future. If we fail to successfully integrate our recent acquisitions and any future acquisitions, our business, results of operations, and financial condition could be materially adversely affected. In addition, our acquisitions may not be successful in achieving our desired strategic objectives, which would also cause our business to suffer. Acquisitions also may present other risks, such as exposing our company to potential unknown liabilities associated with acquired businesses.

The pro forma financial information included in this annual report may not be representative of our results as a combined company.

      The pro forma financial information included in this annual report combines our operating results with those of Nucleus Corporation and Nucleus Energy Consulting Corporation, companies we acquired in August 2000, and Altra Software Services, Inc., a company we acquired in November 2001. This information may not reflect what our results of operations would have been had we been a combined entity during the periods presented, or what our results of operations will be in the future. The pro forma financial information does not reflect many significant changes that have occurred or may occur in our operational arrangements as a combined entity. Accordingly, you should not rely on our pro forma financial information as an indication of our future operating results or financial performance.

If we fail to adapt to rapid changes in the energy market, our existing products could become obsolete.

      The market for our products is marked by rapid technological changes, frequent new product introductions, uncertain product life cycles, changes in customer demands, and evolving industry standards and regulations. We may not be able to successfully develop and market new products or product enhancements that comply with present or emerging technology standards. Also, any new regulations or technology standards could increase our cost of doing business.

      New products based on new technologies or new industry standards could render our existing products obsolete and unmarketable. To succeed, we will need to enhance our current products and develop new products on a timely basis to keep pace with developments related to the energy market and to satisfy the increasingly sophisticated requirements of our customers. Software addressing the trading, transaction processing, and risk management of energy assets is complex and can be expensive to develop, and new products and product enhancements can require long development and testing periods. Any delays in developing and releasing new or enhanced products could cause us to lose revenue opportunities and customers.

Our software products may contain errors, which could damage our reputation, decrease market acceptance of our products, cause us to lose customers and revenue, and result in liability to us.

      Despite internal testing and testing by third parties, complex software products such as ours often contain errors or defects, particularly when first introduced or when new versions or enhancements are released. Serious defects or errors could result in lost revenues or a delay in market acceptance.

      Because our customers use our products for critical business applications, errors, defects or other performance problems could result in damage to our customers. Although our license agreements typically contain provisions designed to limit our exposure to potential liability claims, these provisions could be invalidated by unfavorable judicial decisions or by federal, state, local or foreign laws or regulations. If a claim against us was successful, we might be required to incur significant expense and to pay substantial damages. Even if we were to prevail, the accompanying publicity could adversely affect the demand for our products.

We may be unable to adequately protect our intellectual property rights, which could result in the use of our technology by competitors or other third parties.

      Our success depends in large part upon our proprietary technologies. We rely upon a combination of copyright and trade secret protection, confidentiality and nondisclosure agreements, and licensing arrangements to establish and protect our intellectual property rights. We seek to prevent disclosure of our trade secrets through a number of means, including requiring those individuals with access to our proprietary information to enter into nondisclosure agreements with us and restricting access to our source code. Trade secret and copyright laws, under which we seek to protect our software, documentation, and other proprietary materials, provide only limited protection. Despite these efforts to protect our proprietary rights, unauthorized parties may be successful in copying or otherwise obtaining and using our software. In addition, other parties may breach confidentiality agreements or other protective contracts that we have entered into with them, and we may not be able to enforce our rights in these circumstances. Any actions taken by us to enforce our intellectual property rights could result in significant expense to us as well as the diversion of management time and other resources.

      In addition, detecting infringement and misappropriation of intellectual property can be difficult, and there can be no assurance that we would detect any infringement or misappropriation of our proprietary rights. Even if we are able to detect infringement or misappropriation of our proprietary rights, litigation to enforce our rights could cause us to divert significant financial and other resources from our business operations, and may not ultimately be successful. Moreover, we license our software internationally, and the laws of some foreign countries may not protect our proprietary rights to the same extent as do the laws of the United States.

If we are unable to rely on licenses of intellectual property from third parties, our ability to conduct our business could be harmed.

      We rely on third-party licensors for technology that is incorporated into, and is necessary for the operation of, some elements of our software. Our success will depend in part on our continued ability to have access to such technologies that are or may become important to the functionality of our products. We cannot assure you, however, that such licenses will be available in the future on favorable terms or at all.

We could become subject to claims of infringement of third-party intellectual property rights, which could limit our ability to conduct our business.

      There has been a substantial amount of litigation in the software industry regarding intellectual property rights. It is possible that, in the future, third parties may claim that our products infringe upon their intellectual property. Energy software product developers may increasingly become subject to infringement claims as the number of products and competitors in the energy software industry grows and the functionality of products from different software developers overlaps. Parties making infringement claims may be able to obtain an injunction against us, which could prevent us from selling our products in the United States or in foreign countries. Any such injunction could significantly harm our business. Moreover, any infringement claims, with or without merit, could be time consuming, result in costly litigation, divert management’s attention, cause product shipment delays, force us to redesign or cease selling products or services that incorporate the challenged intellectual property, or require us to enter into royalty or licensing agreements, which may not be available on reasonable terms or at all. Such royalty or license agreements, if required, may not be available on terms acceptable to us or at all, which could materially adversely affect our business. Even if we ultimately are able to enter into royalty or license agreements, these agreements may require us to make payments that may adversely affect our results of operations. In addition, we may be obligated to indemnify customers against claims that we infringe upon intellectual property rights of third parties.

We will need to recruit, train and retain sufficient qualified personnel in order to successfully expand our business.

      Our future success will depend to a significant extent on our ability to recruit and retain highly qualified technical, sales and marketing, and other personnel. If we do not attract and retain such personnel, we may not be able to expand our business. Competition for qualified personnel is intense in the energy industry. There are a limited number of people with the appropriate combination of skills needed to provide the services that our customers demand. We expect competition for qualified personnel to remain intense, and we may not succeed in attracting or retaining sufficient personnel. In addition, newly hired employees generally require substantial training, which requires significant resources and management attention. Even if we invest significant resources to recruit, train and retain qualified personnel, we may not be successful in our efforts.

We may seek additional financing in the future, which could be difficult to obtain and which could dilute your ownership interest or the value of your shares.

      We intend to continue to invest in the development of new products and enhancements to our existing products. We believe that our current cash and investment balances, together with cash generated from our operations, will be sufficient to meet our operating and capital requirements for the foreseeable future. However, from time to time, we may seek to raise additional funds through public or private financing, or other arrangements. Obtaining additional financing will be subject to a number of factors, including market conditions, our operating performance, and investor sentiment. These factors may make the timing, amount, terms and conditions of additional financing unattractive for us. If we are unable to raise capital to fund our operations, we may not be able to successfully grow our business.

      If we raise additional funds through the sale of equity or convertible debt securities, your percentage ownership will be reduced. In addition, these transactions may dilute the value of our outstanding stock. We also may issue securities that have rights, preferences and privileges senior to our common stock.

Terrorist attacks or acts of war may seriously harm our business.

      Terrorist attacks or acts of war may cause damage or disruption to our company, our employees, our facilities and our customers, which could significantly impact our revenues, costs and expenses, and financial condition. The terrorist attacks that took place in the United States on September 11, 2001 were unprecedented events that have created many economic and political uncertainties, some of which may materially adversely affect our business, results of operations, and financial condition. The long-term effects on our company of the September 11, 2001 attacks are unknown. The potential for future terrorist attacks, the national and international responses to terrorist attacks, and other acts of war or hostility have created many economic and political uncertainties, which could materially adversely affect our business, results of operations, and financial condition in ways that we currently cannot predict.

Our performance will depend on the continued growth in demand for wholesale energy trading, transaction processing, and risk management products and services.

      Our future success will depend on the continued growth in demand for wholesale energy trading, transaction processing, and risk management products and services, which is difficult to predict. If demand for these products and services does not continue to grow or grows more slowly than expected, demand for our software and services will be reduced. Utilities, energy service providers and other businesses, such as commercial or industrial customers, may be slow to adapt to changes in the energy marketplace or may be satisfied with existing services and solutions. This could result in less demand for our software and services than we currently expect. Because a substantial portion of our operating expenses is fixed in the short term, any unanticipated reduction in demand for our software and services would negatively impact our operating results. Even if there is significant market acceptance of wholesale energy trading, transaction processing, and risk management products and services, we may incur substantial expenses adapting our software and services to changing needs.

The global energy industry is subject to extensive and varied governmental regulations, and, as a result, our business may be adversely affected if we are unable to successfully develop software and services that address numerous and changing regulatory regimes.

      Although the global energy industry is becoming increasingly deregulated, it is still subject to extensive and varied local, regional and national regulation. These regulations affect all energy industry participants, including utilities, producers, energy marketers, processors, storage operators, distributors, marketers and pipelines. If we are unable to design and develop software solutions and strategic consulting services that address the numerous and changing regulatory requirements or we fail to alter our software and services rapidly enough, our customers or potential customers may not purchase our software and services.

      In addition, it is difficult to predict the extent to which the global energy industry will continue to become deregulated. The recent bankruptcy filing of Enron Corporation, formerly one of the energy industry’s largest traders and market makers, has resulted in numerous government and private inquiries and investigations into Enron’s business and the energy industry in general. The impact of such inquiries and investigations cannot be determined at this time. Any changes to the laws and regulations to which companies in the energy industry are subject may materially adversely affect our business, results of operations, and financial condition.

Our financial success is closely linked to the health of the energy industry.

      We currently derive substantially all of our revenues from licensing our software and providing strategic consulting services to participants in the energy industry. Our customers include a number of organizations in the energy industry, and the success of these customers is linked to the health of the energy industry. Accordingly, the success of our business, in turn, depends on the continued health of the energy industry. Moreover, because of the capital expenditures required in connection with investing in our software and services, we believe that demand for our software and services could be affected by fluctuations, disruptions, instability or downturns in the energy market, which may cause current and potential customers to leave the energy industry or delay, cancel or reduce any planned expenditures for our software solutions and strategic consulting services.

Enron Corporation’s recent bankruptcy filing could adversely affect the health of the energy industry.

      We currently cannot determine the full impact on the energy industry of Enron Corporation’s recent bankruptcy filing. Prior to its bankruptcy, Enron was a dominant participant in the energy industry, and therefore its financial difficulties may have a significant impact on the energy industry, including:

•	serving as a possible catalyst for changes to the regulatory regimes governing the energy industry; and

•	resulting in losses to companies in the energy industry due to their credit exposure to Enron.

      We cannot assure you that any such effects will not harm our business. For instance, some of our current and potential customers may have credit exposure to Enron through various contractual arrangements, such as energy commodity and derivative trading contracts. To the extent that any of our current or potential customers are adversely affected as a result of their credit exposure to Enron, they may reduce their current and future capital expenditures, which could reduce our revenues.

Our stock price has been and may remain volatile.

      The market price of our common stock has been in the past, and may in the future be, subject to wide fluctuations in response to factors such as:

•	variations in quarterly operating results;

•	announcements, by us or our competitors, of significant contracts, acquisitions, strategic partnerships, joint ventures or capital commitments;

•	changes in recommendations or financial estimates by securities analysts;

•	loss or addition of major customers;

•	conditions and trends in the energy industry; and

•	general conditions in the economy or the financial markets.

      In addition, in recent years, the stock market has experienced significant price and volume fluctuations, which are often unrelated to the performance or condition of particular companies. Such broad market fluctuations could adversely affect the market price of our common stock. Following periods of volatility in the market price of a particular company’s securities, securities class action litigation has often been brought against a company. If we become subject to this kind of litigation in the future, it could result in substantial litigation costs, damages awards against us, and the diversion of our management’s attention and resources.

Provisions in our charter documents and Delaware law may prevent or delay acquisition of us.

      Our certificate of incorporation and bylaws and Delaware law contain provisions that could make it harder for a third party to acquire us without the consent of our board of directors. These provisions include those that:

•	provide for a classified board of directors with staggered, three-year terms;

•	limit the persons who may call special meetings of stockholders;

•	prohibit stockholder action by written consent; and

•	establish advance notice requirements for nominations for election to the board of directors or for proposing matters that can be presented at stockholder meetings.

      Delaware law also imposes some restrictions on mergers and other business combinations between us and any holder of 15% or more of our outstanding common stock. These provisions apply even if the offer may be considered beneficial by some stockholders.

Because a small number of stockholders own a significant percentage of our common stock, they significantly influence major corporate decisions and our other stockholders may not be able to influence these corporate decisions.

      Our executive officers and directors and their affiliates beneficially own approximately 38.3% of our outstanding common stock. If these parties act together, they can significantly influence the election of all directors and the approval of actions requiring the approval of a majority of our stockholders. The interests of our executive officers and directors and their affiliates could conflict with the interests of our other stockholders.

Item 7A.     Quantitative and Qualitative Disclosures About Market Risk

      We have no derivative financial instruments. We invest our cash and cash equivalents in investment-grade, debt instruments of state and municipal governments and their agencies and high quality corporate issuers, money market instruments and bank certificates of deposit. As of December 31, 2001, we invested the net proceeds from our initial public offering in similar investment-grade and highly liquid investments.

      Our earnings are affected by fluctuations in the value of our subsidiaries’ functional currency as compared to the currencies of foreign denominated sales and purchases. The results of operations of our subsidiaries, as reported in U.S. dollars, may be significantly affected by fluctuations in the value of the local currencies in which we transact business. Such amount is recorded upon the translation of the foreign subsidiaries’ financial statements into U.S. dollars, and is dependent upon the various foreign exchange rates and the magnitude of the foreign subsidiaries’ financial statements. At December 31, 2001, our foreign currency translation adjustment was not material and, for the year ended December 31, 2001, net foreign currency transaction losses were insignificant. In addition to the direct effects of changes in exchange rates, which are a changed dollar value of the resulting sales and related expenses, changes in exchange rates also affect the volume of sales or the foreign currency sales price as competitors’ products become more or less attractive.

      For the year ended December 31, 2001, approximately 30% of our revenues and 20% of our operating expenses were denominated in British pounds. Historically, the effect of fluctuations in currency exchange rates has not had a material impact on our operations. Our exposure to fluctuations in currency exchange rates will increase as we expand our international operations. We conduct our European operations in the United Kingdom and the countries of the European Union which are part of the European Monetary Union. There is a single currency within certain countries of the European Union, known as the euro, and one organization, the European Central Bank is responsible for setting European monetary policy. We have reviewed the impact the euro has on our business and whether this will give rise to a need for significant changes in our commercial operations or treasury management functions. Because our European transactions are primarily denominated in British pounds and as yet we have not experienced any significant impact on our European operations from the fluctuations in the exchange rate between euro and British pounds, we do not believe that the euro conversion will have any material effect on our business, financial condition or results of operations.

Item 8.     Financial Statements and Supplementary Data

      Our financial statements and notes thereto and the reports of KPMG LLP and PricewaterhouseCoopers LLP, independent accountants, are set forth in the Index to Financial Statements at Item 14 and incorporated herein by reference.

      Our “Selected Quarterly Results of Operations” set forth in Item 7 are incorporated herein by reference.

Item 9.     Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

      Not applicable.

PART III

Item 10.     Directors and Executive Officers of the Registrant

      Information called for by Item 10 of Form 10-K is set forth under the headings “Directors and Nominees” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our proxy statement for the 2002 annual meeting of stockholders, which is incorporated herein by reference, and under the heading “Executive Officers of the Registrant” included in Part I and incorporated herein by reference.

Item 11.     Executive Compensation

      Information called for by Item 11 of Form 10-K is set forth under the headings “Director Compensation,” “Executive Compensation,” “Compensation Committee Interlocks and Insider Participation” and “Certain Relationships and Related Transactions” in our 2002 proxy statement, which is incorporated herein by reference.

Item 12.     Security Ownership of Certain Beneficial Owners and Management

      Information called for by Item 12 of Form 10-K is set forth under the heading “Beneficial Ownership of Common Stock” in our 2002 proxy statement, which is incorporated herein by reference.

Item 13.     Certain Relationships and Related Transactions

      Information called for by Item 13 of Form 10-K is set forth under the heading “Certain Relationships and Related Transactions” in our 2002 proxy statement, which is incorporated herein by reference.

Item 14.     Exhibits, Financial Statement Schedules, and Reports on Form 8-K

      (a)     The following documents are filed as part of this Form 10-K:

1. Financial Statements. The following financial statements of Caminus Corporation are filed as part of this Form 10-K on the pages indicated:

           CAMINUS CORPORATION AND SUBSIDIARIES

2. Schedules are omitted because the required information is inapplicable or the information is presented in the consolidated financial statements or related notes.

3. Exhibits. The exhibits listed in the Exhibit Index immediately preceding such exhibits are filed as part of this Annual Report on Form 10-K.

      (b)     Reports on Form 8-K.

      During the quarter ended December 31, 2001, we filed one Current Report on Form 8-K, dated November 20, 2001. This Form 8-K was filed regarding our acquisition of Altra Software Services, Inc. pursuant to Item 2 of Form 8-K. This acquisition was accomplished by purchasing from Altra Energy Technologies, Inc. all of the capital stock of Altra Software Services, Inc. pursuant to a Stock Purchase Agreement, dated as of October 12, 2001, by and between the Company and Altra Energy Technologies, Inc. No other reports on Form 8-K were filed by us during the quarter ended December 31, 2001.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the day of February 12, 2002.

CAMINUS CORPORATION

By:	/s/ DAVID M. STONER

David M. Stoner
President and Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 12th day of February, 2002.

Signature	Title	Date

/s/ DAVID M. STONER David M. Stoner	President and Chief Executive Officer (Principal Executive Officer) and Director	February 12, 2002

/s/ JOSEPH P. DWYER Joseph P. Dwyer	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)	February 12, 2002

/s/ LAWRENCE D. GILSON Lawrence D. Gilson	Chairman of the Board of Directors	February 12, 2002

/s/ NIGEL L. EVANS Nigel L. Evans	Director	February 12, 2002

/s/ BRIAN J. SCANLAN Brian J. Scanlan	Director	February 12, 2002

/s/ CHRISTOPHER S. BROTHERS Christopher S. Brothers	Director	February 12, 2002

/s/ ANTHONY H. BLOOM Anthony H. Bloom	Director	February 12, 2002

/s/ RICHARD K. LANDERS Richard K. Landers	Director	February 12, 2002

/s/ CLARE M. J. SPOTTISWOODE Clare M. J. Spottiswoode	Director	February 12, 2002

INDEPENDENT AUDITORS’ REPORT

The Board of Directors and Stockholders

Caminus Corporation

      We have audited the accompanying consolidated balance sheets of Caminus Corporation and Subsidiaries as of December 31, 2001 and 2000 and the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

      We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Caminus Corporation and Subsidiaries as of December 31, 2001 and 2000 and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ KPMG LLP

New York, New York

February 6, 2002

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders

of Caminus Corporation

      In our opinion, the accompanying consolidated statement of operations, consolidated statement of stockholders’ equity and consolidated statement of cash flows present fairly, in all material respects, the results of operations and cash flows of Caminus Corporation and its subsidiaries (the “Company”) for the year ended December 31, 1999, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States of America which require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

/s/ PRICEWATERHOUSECOOPERS LLP

New York, New York

February 22, 2000

CAMINUS CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,

	2001	2000

	(in thousands, except per
	share data)
ASSETS
Current assets:
Cash and cash equivalents	$35,387	$16,883
Investments in short-term marketable securities	6,640	12,368
Accounts receivable, net	22,002	16,322
Deferred taxes	—	1,288
Prepaid expenses and other current assets	2,361	3,007

Total current assets	66,390	49,868

Other assets:
Investments in long-term marketable securities	—	12,413
Fixed assets, net	7,173	4,890
Acquired technology, net	18,441	4,445
Other intangibles, net	14,936	5,505
Goodwill, net	58,045	25,165
Other assets	1,994	1,759

Total assets	$166,979	$104,045

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,108	$1,692
Accrued liabilities	16,044	8,121
Income taxes payable	1,515	2,273
Payable to related parties	—	100
Deferred revenue	12,707	4,068

Total current liabilities	34,374	16,254
Long-term debt	15,000	—

Total liabilities	49,374	16,254

Commitments and contingencies	—	—
Stockholders’ equity:
Common stock, par value $0.01 per share, 50,000 shares authorized; 19,663 shares issued and 17,901 shares outstanding at December 31, 2001, 17,453 shares issued and 15,691 shares outstanding at December 31, 2000.	197	174
Additional paid-in capital	164,131	127,092
Treasury stock, 1,762 shares at cost	(4,911)	(4,911)
Deferred compensation	(677)	(128)
Accumulated deficit	(40,676)	(34,497)
Accumulated other comprehensive income (loss)	(459)	61

Total stockholders’ equity	117,605	87,791

Total liabilities and stockholders’ equity	$166,979	$104,045

The accompanying notes are an integral part of these consolidated financial statements.

CAMINUS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,

	2001	2000	1999

	(in thousands, except per share data)
Revenues:
Licenses	$34,579	$24,573	$12,538
Software services	32,416	18,576	7,816
Strategic consulting	7,722	8,565	6,556

Total revenues	74,717	51,714	26,910
Cost of revenues:
Cost of licenses	1,053	978	769
Cost of software services	16,293	10,698	4,695
Cost of strategic consulting	4,268	3,643	2,923
Amortization of acquired technology	3,581	1,566	1,057

Total cost of revenues	25,195	16,885	9,444

Gross profit	49,522	34,829	17,466
Operating expenses:
Sales and marketing	11,488	9,836	4,110
Research and development	13,336	6,601	3,929
General and administrative	17,154	10,852	8,660
Acquired in-process research and development	1,300	—	1,000
Amortization of intangible assets	11,063	10,156	7,503
Expenses related to our initial public offering	—	12,335	—
Loss on office relocation	—	508	—

Total operating expenses	54,341	50,288	25,202

Loss from operations	(4,819)	(15,459)	(7,736)
Other income (expense):
Interest income	1,934	2,346	66
Interest expense	(173)	(89)	(296)
Other income	868	1	2

Total other income (expense)	2,629	2,258	(228)

Loss before provision for income taxes	(2,190)	(13,201)	(7,964)
Provision for income taxes	3,989	2,315	646

Net loss	$(6,179)	$(15,516)	$(8,610)

Basic and diluted net loss per share	$(0.38)	$(1.04)	$(1.01)

Weighted average shares used in computing basic and diluted net loss per share	16,059	14,925	8,514
Pro forma (unaudited):
Loss before provision for income taxes			$(7,964)
Pro forma income tax benefit			190

Pro forma net loss			$(7,774)

Pro forma basic and diluted net loss per share			$(0.91)

The accompanying notes are an integral part of these consolidated financial statements.

CAMINUS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Number of		Additional
	Outstanding	Common	Paid-in	Treasury	Subscriptions	Deferred
	Shares	Stock	Capital	Stock	Receivable	Compensation

	(in thousands)
Balance at December 31, 1998	7,967	$97	$37,071	$(4,911)	$(4,739)	$—
Receipt of membership subscription receivable					1,832
Issuance of additional shares	1,029	10	12,329
Issuance of shares in connection with the acquisition of DC Systems	243	2	2,998
Issuance of shares to former owners of Positron	57	1	803
Reacquisition of stock option			(250)
Distribution to stockholders			(680)
Issuance of stock options below fair market value			399			(399)
Amortization of unearned compensation						164
Net loss
Translation adjustment

Balance at December 31, 1999	9,296	110	52,670	(4,911)	(2,907)	(235)

Forgiveness of subscription receivable					1,000
Issuance of shares for our initial public offering	4,088	41	58,987
Issuance of shares to related parties	1,521	15	8,726
Receipt of subscription receivables					2,018
Issuance of stock options below fair market value			60			(60)
Amortization of deferred compensation						167
Unrealized gain on marketable securities
Issuance of shares related to employee stock purchase plan	33		451
Issuance of shares for acquisition of Nucleus	261	3	3,754
Stock option exercises	492	5	2,444		(111)
Net loss
Translation adjustment

Balance at December 31, 2000	15,691	174	127,092	(4,911)	—	(128)

Issuance of shares for Altra Software acquisition	1,975	20	33,871
Issuance of stock options			1,229			(1,229)
Amortization of deferred compensation						680
Reclassification of unrealized gain to realized gain on marketable securities
Issuance of shares related to employee stock purchase plan	49		842
Stock option exercises	186	3	1,097
Net loss
Translation adjustment

Balance at December 31, 2001	17,901	$197	$164,131	$(4,911)	$—	$(677)

[Additional columns below]

[Continued from above table, first column(s) repeated]

		Accumulated
		Other	Total
	Accumulated	Comprehensive	Stockholders’	Comprehensive
	Deficit	Income (Loss)	Equity	Loss

	(in thousands)
Balance at December 31, 1998	$(10,371)	$13	$17,160
Receipt of membership subscription receivable			1,832
Issuance of additional shares			12,339
Issuance of shares in connection with the acquisition of DC Systems			3,000
Issuance of shares to former owners of Positron			804
Reacquisition of stock option			(250)
Distribution to stockholders			(680)
Issuance of stock options below fair market value			—
Amortization of unearned compensation			164
Net loss	(8,610)		(8,610)	$(8,610)
Translation adjustment		(20)	(20)	(20)

Balance at December 31, 1999	(18,981)	(7)	25,739	$(8,630)

Forgiveness of subscription receivable			1,000
Issuance of shares for our initial public offering			59,028
Issuance of shares to related parties			8,741
Receipt of subscription receivables			2,018
Issuance of stock options below fair market value			—
Amortization of deferred compensation			167
Unrealized gain on marketable securities		183	183	$183
Issuance of shares related to employee stock purchase plan			451
Issuance of shares for acquisition of Nucleus			3,757
Stock option exercises			2,338
Net loss	(15,516)		(15,516)	(15,516)
Translation adjustment		(115)	(115)	(115)

Balance at December 31, 2000	(34,497)	61	87,791	$(15,448)

Issuance of shares for Altra Software acquisition			33,891
Issuance of stock options			—
Amortization of deferred compensation			680
Reclassification of unrealized gain to realized gain on marketable securities		(183)	(183)	$(183)
Issuance of shares related to employee stock purchase plan			842
Stock option exercises			1,100
Net loss	(6,179)		(6,179)	(6,179)
Translation adjustment		(337)	(337)	(337)

Balance at December 31, 2001	$(40,676)	$(459)	$117,605	$(6,699)

The accompanying notes are an integral part of these consolidated financial statements.

CAMINUS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,

	2001	2000	1999

	(in thousands)
Cash flows from operating activities:
Net loss	$(6,179)	$(15,516)	$(8,610)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	16,657	12,728	9,043
Acquired in-process research and development	1,300	—	1,000
Deferred taxes	1,288	(146)	(199)
Non-cash compensation expense	680	167	968
Non-cash expenses related to our initial public offering	—	9,741	—
Write-off of property and equipment related to office relocation	—	322	—
Bad debt expense	473	138	75
Changes in operating assets and liabilities net of effects of acquisitions:
Accounts receivable	(1,846)	(8,185)	(3,998)
Prepaid expenses and other current assets	1,490	199	(907)
Accounts payable	(1,348)	311	(430)
Accrued liabilities	1,578	2,407	2,830
Income taxes payable	42	1,585	382
Deferred revenue	(1,295)	346	(2,633)
Payable to related parties	—	—	637
Other	(182)	(2)	(80)

Net cash provided by (used in) operating activities	12,658	4,095	(1,922)

Cash flows from investing activities:
Purchases of marketable securities	(25,052)	(40,831)	—
Proceeds from sales of marketable securities	43,010	14,023	—
Purchases of fixed assets	(2,735)	(4,348)	(1,209)
Proceeds from sale of furniture and leasehold improvements	—	129	—
Acquisition of Nucleus	(92)	(13,584)	—
Acquisition of Altra, net of cash acquired	(25,816)	—	—
Acquisition of DCS, net of cash acquired	—	(184)	(9,919)

Net cash provided by (used in) investing activities	(10,685)	(44,795)	(11,128)

Cash flows from financing activities:
Proceeds from the issuance of common stock, net	—	59,028	12,339
Cash received for stock options exercised	1,100	2,338	—
Cash received for stock issued under employee stock purchase plan	842	451	—
Payments of obligation to affiliate	—	(1,000)	(4,000)
Payments of obligation to stockholders	—	(2,188)	(2,188)
Proceeds from borrowings under credit facility	15,000	—	3,050
Repayment of borrowings under credit facility	—	(3,050)	—
Payment of distribution to the former shareholders of Caminus LLC	—	(452)	(80)
Cash received for subscriptions receivable	—	2,018	1,832

Net cash provided by financing activities	16,942	57,145	10,953

Effect of exchange rates on cash flows	(411)	(224)	(12)

Net increase (decrease) in cash and cash equivalents	18,504	16,221	(2,109)
Cash and cash equivalents, beginning of year	16,883	662	2,771

Cash and cash equivalents, end of year	$35,387	$16,883	$662

The accompanying notes are an integral part of these consolidated financial statements.

CAMINUS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share information)

1.     Business and Organization

Nature and formation of the business

      Caminus Corporation (“Caminus” or the “Company”) was incorporated in Delaware in September 1999. Caminus was formed to succeed Caminus LLC as the parent organization for the subsidiaries formerly held by Caminus LLC.

      Caminus is a leading provider of software and strategic consulting services that facilitate energy trading, transaction processing, risk management, and decision support within the wholesale energy markets. The Company’s integrated software solutions, which cover all functional areas across the energy value chain and handle all major energy commodities and financial instruments, enable energy companies to more efficiently and profitably trade energy, streamline transaction management, manage complex risk scenarios, and make optimal operational decisions. The Company’s software can be used by any entity that buys, sells, trades, or takes a position in energy. Caminus serves customers in every segment of the wholesale energy industry, including traders, marketers, generators, producers, gatherers, processors, pipelines, utilities, distribution companies, and public agencies.

      Caminus LLC was originally organized as a Delaware limited liability company on April 29, 1998 (“Inception”) by an investor group for the purpose of acquiring equity interests in and managing the business affairs of Caminus Energy Limited (“CEL”) and Zai*Net Software, L.P. (“Zai*Net” or “ZNLP”). In conjunction with the formation of the Company and as consideration for the identification of the acquired entities, an option, with an anti-dilution provision, to acquire a 10% interest in Caminus LLC was granted to a member of the investor group. This option was valued at $1,648 using the Black-Scholes option pricing model and was accounted for as part of the purchase price of ZNLP and CEL. Any additional grants made under the anti-dilution provision were made at the current market price. In connection with the Company’s initial public offering (“IPO”) this option was exercised, which resulted in the issuance of 975 shares of common stock to a related party.

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

      In connection with the IPO of the Company, Caminus recapitalized as a C Corporation and therefore is no longer treated as a limited liability company for tax purposes. Accordingly, the consolidated statement of operations for 1999 includes pro forma net loss assuming the Company was taxable as a C Corporation and pro forma net loss per share based on pro forma net loss divided by the weighted average number of shares outstanding.

2.     Summary of Significant Accounting Policies

Principles of consolidation

      The accompanying consolidated financial statements include the accounts of Caminus Corporation and its subsidiaries. All intercompany transactions and balances have been eliminated.

Revenue recognition

      The Company generates revenues from licensing its software products, providing related implementation services and support and providing strategic consulting services. The Company follows the provisions of Statement of Position (“SOP”) No. 97-2, “Software Revenue Recognition,” as amended by SOP 98-9, “Modification of SOP 97-2, Software Revenue Recognition, with Respect to Certain Transactions.” Under SOP No. 97-2, if the license agreement does not provide for significant customization of or enhancements to the software, software license revenues are recognized when a license agreement is executed, the product has been delivered, all significant obligations are fulfilled, the fee is fixed or determinable and collectibility is probable. For those license agreements where customer acceptance is required and it is not probable, license revenues are recognized when the software has been accepted. For those license agreements where the licensee requires significant enhancements or customization to adapt the software to the unique specifications of the customer or the service elements of the arrangement are considered essential to the functionality of the software products, both the license revenues and services revenues are recognized using contract accounting. If acceptance of the software and related software services is probable, the percentage of completion method is used to recognize revenue for those types of license agreements, where progress towards completion is measured by comparing software services hours incurred to estimated total hours for each software license agreement. If acceptance of the software and related software services is not probable, then the completed contract method is used and license revenues are recognized only when the Company’s obligations under the license agreement are completed and the software has been accepted. Accordingly, for these contracts, payments received and software license costs are deferred until the Company’s obligations under the license agreement are completed. Anticipated losses, if any, on uncompleted contracts are recognized in the period in which such losses are determined. Maintenance and support revenues associated with new product licenses and renewals are deferred and recognized ratably over the contract period. Software services revenues, not required to be recognized using contract accounting, and strategic consulting revenues are typically billed on a time and materials basis and are recognized as such services are performed.

Foreign currency translation

      The Company’s foreign subsidiaries maintain their accounting records in the local currency, which is their functional currency. The assets and liabilities are translated into U.S. dollars based on exchange rates at the end of the respective reporting periods and the effect of the foreign currency translation is reflected as a component of stockholders’ equity. Income and expense items are translated at an average exchange rate during the period. Transaction gains and losses are included in the determination of the results from operations.

Software development costs

      Capitalization of software development costs begins upon establishment of technological feasibility of the product. After technological feasibility is established, material software development costs are capitalized. The capitalized cost is then amortized on a straight-line basis over the estimated product life, or on the ratio of current revenues to total projected product revenues, whichever is greater. To date, the period between achieving technological feasibility, which the Company has defined as establishment of a working model, which typically occurs when beta testing commences, and the general release of such software has been short, and software development costs qualifying for capitalization have been insignificant. Accordingly, the Company has not capitalized any software development costs through December 31, 2001.

Cash and cash equivalents

      Cash equivalents consist of short-term, highly liquid investments with original maturities at the time of purchase of three months or less.

Investments in marketable securities

      Investments are recorded at fair value and classified as available-for-sale. Unrealized gains and losses, net of taxes, on securities classified as available-for-sale are carried as a separate component of stockholders’ equity. Management determines the appropriate classification of its investments in debt securities at the time of purchase and reevaluates such determination at each balance sheet date. At December 31, 2001 and 2000 the Company recorded cumulative unrealized gains of $0 and $183 on investments classified as available for sale. Realized gains and losses and permanent declines in value on available-for-sale securities are reported in other income or expense as incurred.

Accounts receivable

      Accounts receivable, net consist of the following:

	Year Ended
	December 31,

	2001	2000

Trade	$21,377	$14,705
Unbilled	1,207	2,059
Allowance for doubtful accounts	(582)	(442)

	$22,002	$16,322

      Unbilled receivables arise as revenues are recognized under the percentage-of-completion method, but are not contractually billable until specified dates or milestones are achieved, which are expected to occur within one year. All amounts included in unbilled receivables are related to long-term contracts and are reduced by appropriate progress billings.

      Activity in the allowance for doubtful accounts is as follows:

	Year Ended
	December 31,

	2001	2000	1999

Balance, beginning of year	$442	$304	$229
Provision	473	138	75
Write-offs	(333)	—	—

Balance, end of year	$582	$442	$304

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

Goodwill, acquired technology and other intangible assets

      Goodwill and other intangible assets are amortized on a straight-line basis over the estimated future periods to be benefited. Acquired technology is amortized in cost of revenues on a straight-line basis over the estimated product life, generally three years, or on the ratio of current revenues to total projected product revenues, whichever is greater.

      Goodwill and other intangible assets are reviewed for impairment quarterly or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to future undiscounted cash flows of the businesses acquired. If the assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Through December 31, 2001, no impairment has occurred. This analysis is performed according to the asset groupings established at the time of the acquisition and at the enterprise level.

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

      Through January 27, 2000, the Company was taxed as a partnership for federal and state tax purposes. There were no entity level income taxes imposed by jurisdictions in which the Company conducted its business and, therefore, the financial statements through that date do not reflect any federal or state income tax expense. The profit or loss is deemed passed through to the stockholders and they are obligated to report such profit or loss on their own tax returns in the relevant jurisdictions. Prior to the IPO in January 2000, the Company converted to a C Corporation and thereafter became subject to federal, state and local income taxes.

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

      The tax expense recorded in the financial statements for 1999 reflects foreign income taxes and the New York City Unincorporated Business Tax on the Company’s allocable portion of the taxable income.

Fair value of financial instruments

      The Company’s financial instruments consist primarily of cash and cash equivalents, investments in marketable securities, accounts receivable, accounts payable, accrued liabilities and debt. The carrying amount of these instruments, excluding debt, approximates fair value due to the relatively short period of time to maturity for these instruments. The carrying amount of the debt at December 31, 2001 approximates fair value as the debt was incurred near December 31, 2001.

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

      At December 31, 2001, 2000, and 1999, outstanding options to purchase 2,423, 1,142, and 942, respectively, with exercise prices ranging from $2.31 to $29.63, $2.31 to $29.63, and $2.31 to $13.97, respectively, as well as contingently issuable options at December 31, 1999 to purchase 1,978 shares, with exercise prices ranging from $1.89 to $6.51 were excluded from the calculation of diluted loss per share as the effect would have been anti-dilutive.

Accounting for stock-based compensation

      The Company follows Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation.” As permitted by this statement, the Company continues to apply Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” (“APB 25”) to account for its stock-based employee compensation arrangements.

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

New accounting pronouncements

      In July 2001, the FASB issued statement No. 141, “Business Combinations,” and Statement No. 142, “Goodwill and Other Intangible Assets.” Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, as well as all purchase method business combinations completed after June 30, 2001. Statement 141 also specifies criteria that intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill, noting that any purchase price allocable to an assembled workforce may not be accounted for separately. Statement 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of Statement 142. Statement 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.”

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

      Upon adoption of Statement 142, the Company will evaluate its existing intangible assets and goodwill that were acquired in prior purchase business combinations, and will make any necessary reclassifications in order to conform with the new criteria in Statement 141 for recognition of intangible assets apart from goodwill. In adopting Statement 142, the Company is required to reassess the useful lives and residual values of all intangible assets acquired in purchase business combinations, and make any necessary amortization period adjustments by the end of the first quarter of 2002. In addition, to the extent an intangible asset is identified as having an indefinite useful life, the Company will be required to test the intangible asset for impairment in accordance with the provisions of Statement 142 within the first interim period. Any impairment loss will be measured as of the date of adoption and recognized as the cumulative effect of a change in accounting principle in the first quarter of 2002.

      In connection with the transitional goodwill impairment evaluation, Statement 142 requires the Company to perform an assessment of whether there is an indication that goodwill is impaired as of the date of adoption. To accomplish this the Company must identify its reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of the date of adoption. The Company will then have up to six months from the date of adoption to determine the fair value of each reporting unit and compare it to the reporting unit’s carrying amount. To the extent a reporting unit’s carrying amount exceeds its fair value, an indication exists that the reporting unit’s goodwill may be impaired and the Company must perform the second step of the transitional impairment test. In the second step, the Company must compare the implied fair value of the reporting unit’s goodwill, determined by allocating the reporting unit’s fair value to all of it assets (recognized and unrecognized) and liabilities in a manner similar to a purchase price allocation in accordance with Statement 141, to its carrying amount, both of which would be measured as of the date of adoption. This second step is required to be completed as soon as possible, but no later than the end of the year of adoption. Any transitional impairment loss will be recognized as the cumulative effect of a change in accounting principle in the Company’s statement of operations.

      As of the date of adoption, the Company expects to have unamortized goodwill in the amount of $58,045 and unamortized identifiable intangible assets in the amount of $33,377, all of which will be subject to the transition provisions of Statements 141 and 142. Amortization expense related to goodwill was $9,312 and $8,681 for the years ended December 31, 2001 and 2000, respectively. Because of the extensive effort needed to comply with adopting Statements 141 and 142, it is not practicable to reasonably estimate the impact of adopting these Statements on the Company’s financial statements at the date of this report, including whether any transitional impairment losses will be required to be recognized as the cumulative effect of a change in accounting principle.

      On October 3, 2001, the FASB issued Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. While Statement 144 supersedes Statement 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of,” it retains many of the fundamental provisions of Statement 121.

      Statement 144 also supersedes the accounting and reporting provisions of Accounting Principles Board (“APB”) Opinion No. 30, “Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,” for the disposal of a segment of a business. However, it retains the requirement in APB 30 to report separately discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment, or in a distribution to owners) or is classified as held for sale. By broadening the presentation of discontinued operations to include more disposal transactions, the FASB has enhanced the ability of a company’s management to provide information that helps financial statement users to assess the effects of a disposal transaction on the ongoing operations of such company. We believe that the adoption of Statement 144 will not have a material impact on our consolidated financial position, results of operations, or cash flows.

Reclassifications

      Certain reclassifications were made to prior period amounts to conform to the current period presentation format, including reclassifying amortization of acquired technology from operating expenses to cost of revenues.

3.     IPO-Related Expenses

      As a result of the Company’s IPO in January 2000, certain transactions occurred which resulted in significant charges in the first quarter of 2000. These transactions include the earning of 386 shares of common stock that were contingently issuable upon an IPO to the former shareholders of Caminus Energy Limited, which resulted in a charge of $6,950 (including $772 of taxes), a payment of approximately $522 for a special one-time bonus to the former shareholders of Caminus Energy Limited, payment of a $1,300 termination fee to GFI Two LLC, a principal stockholder, to cancel its consulting and advisory agreement and the granting of 160 shares and the forgiveness of a $1,000 loan, recorded as a subscription receivable, to the Company’s President and Chief Executive Officer, which resulted in a charge of $3,563. The $772 for taxes related to the earning of shares by the former shareholders of Caminus Energy Limited was not ultimately owed. The reversal of the accrued taxes was included in other income in 2001.

4.     Acquisitions

Altra Software Services, Inc.

      On November 20, 2001, Caminus completed its acquisition of Altra Software Services, Inc. (“Altra”), a provider of software solutions to the energy industry, by purchasing all of the capital stock of Altra. As a result of the acquisition, the Company combined Caminus’ historical strength in software for the financial and risk management of power with Altra’s expertise in software for management of physical logistics and transactions in the gas markets to create a strong suite of integrated applications for the growing number of participants in both gas and electricity. The combination also provides the Company with significant cross-selling opportunities to existing customers.

      The purchase price of $60,794 consisted of $24,947 in cash, the issuance of 1,975 shares of common stock with a fair value of $33,891 and approximately $1,956 of other direct acquisition costs including liabilities for severance. The value of the common shares issued was determined based on the average market price of the Company’s common stock over the three-day period before and after the terms of the acquisition were agreed to and announced. The purchase price is subject to adjustment, depending on the final determined value of the tangible net worth, as defined, of Altra, as more fully described in the Stock Purchase Agreement. As a result, 994 of the shares of common stock issued in the acquisition are being held in escrow pending the final determination of the purchase price, and the resolution of certain contingencies. The cash portion of the purchase price was paid for in part from the proceeds of a $15,000 Term Credit Agreement (Note 10), dated as of November 20, 2001, between the Company and Blue Ridge Investments, LLC, and in part from Caminus’ cash and cash equivalents. The shares issued are subject to certain registration rights. A summary of the allocation of the acquisition purchase price is as follows:

Fair value of current assets assumed	$6,428
Fair value of property, plant and equipment assumed	1,519
Fair value of current liabilities assumed	(19,195)
Acquired in-process research and development	1,300
Acquired technology	17,659
Other identifiable intangible assets	11,100
Goodwill	41,983

$60,794

      The acquisition was accounted for under the purchase method of accounting. Altra’s results of operations are included in the statement of operations from December 1, 2001. The fair value assigned to intangible assets acquired was based on an independent appraisal. Acquired technology represents the fair value of applications and technologies existing at the date of acquisition. The fair value of the acquired technology of $12,500 was determined based on the future discounted cash flows method, which will be amortized on a straight line basis over the estimated product life, or the ratio of current revenue to total projected product revenue, whichever is greater. For customer contracts where deferred revenue was recorded representing the cash received prior to the acquisition date, the Company recorded $5,159 of additional acquired technology under the gross method, which will be amortized as the related revenue is recognized. Other intangible assets represent the fair value of customer relationships. Goodwill is the only asset not subject to amortization, although it will be deductible for tax purposes over fifteen years.

      Acquired in-process research and development (“IPR&D”) represents the fair value of the project under development at the date of acquisition. The allocation of $1,300 to IPR&D represents the estimated fair value related to an incomplete project based on risk-adjusted cash flows. At the date of the acquisition, the project associated with the IPR&D efforts had not yet reached technological feasibility and had no alternative future uses. Accordingly, these costs were expensed upon acquisition. At the acquisition date, Altra was conducting development associated with the next generation of its gas marketing product. The project under development, at the valuation date, is expected to address the functional limitations of the existing product and to meet the needs of a changing energy market environment.

      At the acquisition date, Altra was approximately 50% complete with the IPR&D project. Estimated future development costs totaled $2,500 at the time of acquisition. Altra anticipates that research and development related to this project will be completed in the first half of 2002, after which Altra expects to begin generating economic benefits from the value of the completed IPR&D.

Nucleus Corporation and Nucleus Energy Consulting Corporation

      On August 30, 2000, the Company acquired substantially all of the assets and assumed certain liabilities of Nucleus Corporation and Nucleus Energy Consulting Corporation (collectively, “Nucleus”), a provider of software solutions to the energy industry. The purchase price of $17,606 consisted of $13,584 in cash, the issuance of 261 shares of common stock with a fair value of $3,757 and approximately $265 of other direct acquisition costs. A summary of the allocation of the acquisition purchase price is as follows:

Fair value of net liabilities assumed (excluding intangible assets)	$(391)
Acquired technology	2,960
Other identifiable intangible assets	3,007
Goodwill	12,030

$17,606

      The acquisition was accounted for under the purchase method of accounting. The fair value assigned to intangible assets acquired was based on an independent appraisal. Acquired technology represents the fair value of applications and technologies existing at the date of acquisition. Other intangible assets represent the fair value of other acquired intangible assets including primarily customer lists, a covenant not to compete and work force in place.

Caminus Energy Limited

      In 1998, the Company acquired Caminus Energy Limited (“CEL”), a consulting and professional services organization, which provides services and research to companies in the energy market sector. In connection with the acquisition, the Company granted options to purchase 481 shares to two officers of CEL (289 and 192 shares) for $3.12 per share. These options were exercisable only in the event of a sale or public offering, compliance with a service agreement and achievement of certain internal rates of return. The number of shares that ultimately vested and became exercisable was contingent upon all of these conditions. No amounts were recorded for these options through December 31, 1999, as the conditions under which they would vest were not met as of December 31, 1999. However, upon consummation of the IPO in 2000, the Company recorded a $6,950 compensation-related charge for the excess of the fair value of common shares issued over the exercise price, including applicable taxes of $772, for the exercise of these options. As the options were exercised on a cashless basis, the exercise resulted in the issuance of 386 shares of common stock.

Positron Energy Consulting

      On November 13, 1998, the Company acquired Positron Energy Consulting (“Positron”). The Company paid $152 in cash for certain assets and liabilities of Positron. The acquisition was accounted for using the purchase method of accounting and the excess of the purchase price over the fair value of the net assets acquired was recorded as goodwill. Also in connection with the acquisition, restricted shares of common stock of the Company were granted to three employees/principals of Positron. The restrictions lapsed only upon the resolution of contingencies identified in the purchase agreement.

      In November 1999, the Company’s managing committee determined that all of the contingencies identified in the purchase agreement were satisfied. Accordingly, the restrictions on the shares were lifted and the three employees/principals of Positron received 57 unrestricted shares. The Company recorded a compensation charge in November 1999 of approximately $0.8 million related to the issuance of these shares.

DC Systems, Inc.

      On July 31, 1999, Caminus acquired DC Systems, Inc. (“DCS”), a provider of software solutions to the gas industry. The Company paid $10,000 in cash, and issued 242 shares of common stock valued at $3,000. In connection with this transaction, Caminus incurred approximately $500 of other direct acquisition costs. A summary of the allocation of the purchase price is as follows:

Fair value of net liabilities assumed (excluding intangible assets)	$(954)
Acquired in-process research and development	1,000
Acquired technology	1,800
Other identifiable intangible assets	3,030
Goodwill	8,624

$13,500

      The fair value assigned to intangible assets acquired was based on an appraisal of the purchased in-process technology, acquired technology, and other intangible assets. Of the acquired intangible assets, $1,000 represents the value of acquired in-process research and development (IPR&D) that had not yet reached technological feasibility and had no alternative future use. Accordingly, this amount was immediately expensed in the consolidated statement of operations upon acquisition.

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

      The acquired IPR&D included the Plant*Master and other products. The Company estimated that these products were approximately 50% complete at the date of acquisition based on costs incurred through the date of acquisition as compared to total estimated expenditures over the product’s development cycle. Estimated future development costs totaled approximately $600 at the time of acquisition. The Company released these products during 2000.

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

Unaudited Pro Forma Financial Information

      The above acquisitions were accounted for using the purchase method of accounting. Had the acquisitions of Altra and Nucleus occurred on January 1, 2000 the unaudited pro forma revenues, net loss and basic and diluted net loss per share for the years ended December 31, 2001 and 2000 would have been: $100,308 and $83,003; $19,603 and $43,888; and $1.10 and $2.57, respectively. The per share amounts were based on a weighted average number of shares outstanding of 17,817 and 17,074 for 2001 and 2000, respectively. These results, which give effect to certain adjustments, including the amortization of Nucleus’ goodwill and other intangible assets, interest expense, provision for income taxes and additional shares outstanding are not necessarily indicative of results that would have occurred had the acquisitions been consummated on January 1, 2000 or that may be obtained in the future.

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

      The Company’s marketable securities are classified as available-for-sale and are reported at fair value, with unrealized gains and losses, net of tax, recorded in stockholders’ equity.

	December 31, 2001				December 31, 2000

	Gross	Gross	Gross		Gross	Gross	Gross
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
	Costs	Gains	Losses	Value	Costs	Gains	Losses	Value

Taxable auction securities	$5,638	$—	$—	$5,638	$—	$—	$—	$—
Non taxable auction securities	1,002	—	—	1,002	—	—	—	—
Municipal bonds	—	—	—	—	16,778	107	—	16,885
Corporate debt securities	—	—	—	—	7,820	76	—	7,896

	$6,640	$—	$—	$6,640	$24,598	$183	$—	$24,781

      The contractual maturities of available-for-sale debt securities are as follows:

	December 31,

	2001	2000

Due within one year	$6,640	$12,368
Due after one year through two years	—	12,413

	$6,640	$24,781

6.     Fixed Assets

      Fixed assets consist of the following:

	December 31,

	2001	2000

Computer hardware, software and office equipment	$7,064	$3,737
Furniture, fixtures and leasehold improvements	3,611	2,642

	10,675	6,379
Less accumulated depreciation and amortization	(3,502)	(1,489)

	$7,173	$4,890

      Depreciation expense for the years ended December 31, 2001, 2000 and 1999 amounted to $2,013, $1,006, and $468, respectively.

      In December 2000, the Company relocated its headquarter offices in New York City resulting in a disposal and write-off of furniture, fixtures, and leasehold improvements with a net book value of $451.

7.     Intangible Assets

      The intangible assets arising from acquisition transactions are as follows:

	December 31,

	2001	2000

Acquired technology	$25,026	$7,367
Goodwill	84,583	42,391
Other intangible assets	19,167	8,067

	128,776	57,825
Less accumulated amortization	(37,354)	(22,710)

	$91,422	$35,115

      The average life of acquired technology and other intangible assets is three and five years, respectively. Goodwill amounting to $42,100 is not subject to amortization. Effective January 1, 2002 none of the Company’s goodwill will be subject to amortization. Amortization expense for acquired technology for the years ended December 31, 2001, 2000 and 1999 amounted to $3,581, $1,566, and $1,057, respectively. Amortization expense for goodwill for the years ended December 31, 2001, 2000 and 1999 amounted to $9,312, $8,681, and $6,671, respectively. Amortization expense for other intangible assets for the years ended December 31, 2001, 2000 and 1999 amounted to $1,751, $1,475, and $846, respectively.

8.     Accrued Liabilities

      Accrued liabilities consist of the following:

	December 31,

	2001	2000

Accrued bonuses and commissions	$8,903	$4,990
Accrued professional fees	2,137	584
Accrued rent	620	549
Accrued contingent acquisition consideration	1,856	—
Accrued royalties	859	80
Other accrued expenses	1,669	1,918

	$16,044	$8,121

      Accrued contingent acquisition consideration relates to an acquisition by Altra of United Information, Inc., prior to Caminus’ acquisition of Altra. The amounts owed are based upon specified percentages of revenue from the acquired products through December 31, 2002.

9.     Deferred Revenue

      Deferred revenue consists of the following:

	December 31,

	2001	2000

Deferred license revenue	$3,966	$541
Deferred maintenance revenue	7,922	3,325
Deferred consulting revenue	819	202

	$12,707	$4,068

      Deferred revenue consists of cash received from customers in advance of revenue recognition.

10.     Credit Facility

      On November 20, 2001, the Company entered into a credit agreement with Blue Ridge Investments, LLC, an affiliate of Banc of America Securities, LLC, for a $15,000 term loan to partially finance the acquisition of Altra. The loan is due October 31, 2003 and bears interest at 10% for the first year, 12.5% from months 13 through 18 and 15% thereafter. Additionally, the credit agreement requires that the term loan be repaid immediately from the proceeds of a public offering of the Company’s securities, to the extent such offering occurs prior to the due date of the loan or for any acquisition or merger of the Company in which at least 25% of the assets or common stock of the Company are acquired by or merged with another company. As of December 31, 2001, the amount outstanding under this credit agreement was $15,000.

      On June 23, 1999, the Company entered into a credit agreement with Fleet Bank (“Fleet”), pursuant to which the Company could borrow up to $5,000 under a revolving loan and a working capital loan. Pursuant to the agreement, the Company was required to repay the facilities in full upon the event of a public offering of common stock. Accordingly, the Company repaid all amounts outstanding under the loan in February 2000 and the facility was terminated.

      Credit facilities under the agreement bore interest at either Fleet’s reference rate, generally equivalent to prime rate, or LIBOR plus an applicable margin (may vary between 2.5% and 3% depending on certain ratios of the Company as defined in the agreement). The applicable borrowing rate at December 31, 1999 was 8.5%.

11.     Income Taxes

      The provision for income taxes consists of the following:

	Year Ended
	December 31,

	2001	2000

Current tax provision
Foreign taxes	$2,471	$2,315
State and city	230	—

Total current tax provision	2,701	2,315

Deferred tax provision
Foreign	—	—
Federal, state and city	1,288	—

Total deferred tax provision	1,288	—

Provision for income taxes	$3,989	$2,315

      The provision for income taxes differs from income tax expense at the statutory U.S. Federal income tax rate for the following reasons:

	Year Ended
	December 31,

	2001	2000

Income taxes at statutory U.S. Federal income tax rate	$(745)	$(4,488)
Local income taxes, net of Federal income tax benefit	151	—
Tax-exempt investment income	(214)	(122)
Loss allocable to Caminus LLC	—	394
Non-deductible IPO-related expenses	—	2,540
Other non-deductible expenses	1,232	1,504
Foreign tax rate differential	(206)	(430)
Increase in valuation allowance, net	3,771	3,206
Other	—	(289)

Provision for income taxes, at effective rate	$3,989	$2,315

      The tax effects of temporary differences that give rise to the net deferred tax assets as of December 31, 2001 and 2000 are as follows:

	Year Ended
	December 31,

	2001	2000

Goodwill amortization	$3,342	$2,246
Other intangible assets amortization	3,526	794
Deferred revenue	177	179
Federal net operating loss carryforwards	4,196	1,275
Tax credit carryforwards	458	—
Other	(177)	—

	11,522	4,494
Less: valuation allowance	11,522	3,206

	$—	$1,288

      As of December 31, 2001, the Company has a U.S. tax net operating loss carryforward of approximately $10,750 expiring in 2020. At December 31, 2001, the Company provided a valuation allowance of $11,522 against its net deferred tax assets due to the uncertainty of realization of these assets. If the entire deferred tax asset were realized, $2,083 would be allocated to paid-in-capital with the remainder reducing income tax expense.

12.     401(k) Savings Plan

      The Company sponsors the Caminus Corporation 401(k) Savings Plan (the “Plan”). All domestic employees of the Company are eligible to participate in the Plan upon completion of six months of service with the Company. Eligible employees may contribute up to 15% of their annual compensation to the Plan on a pre-tax basis. Participant contributions to the Plan are fully vested. In addition, under the terms of the Plan, the Company, at its discretion, may match all or a portion of a participant’s contribution to the Plan up to a maximum contribution of $1,000 per participant. The Company matching contribution is determined at calendar year end and is payable only to those participants employed on that day. Participants become vested in Company matching contributions to the Plan at the rate of 20% per year of service with the Company. For the years ended December 31, 2001, 2000, and 1999, the Company elected to match 100% of participant contributions up to a maximum of $1,000 per participant. The 401(k) expense for the years ended December 31, 2001, 2000 and 1999 totaled $162, $95 and $82, respectively.

13.     Stock Option and Purchase Plans

      In May 1998, ZNLP established its stock option plan (the “ZNLP Plan”). Upon closing of the purchase of the remaining 29% of ZNLP by the Company on December 31, 1998, Caminus canceled the options outstanding under the ZNLP Plan and issued to the employees options to purchase shares of Caminus common stock. In February 1999, the Board of Directors approved the adoption of the ZNLP Plan for all eligible Caminus employees (the “1998 Plan”). In September 1999, the Company established a new stock option plan (the “1999 Plan”). In August 2000, the Company granted 210 options at an exercise price of $14.38 outside of any plan of which 105 were canceled in 2001. In May 2001, the Company granted an additional 160 options at an exercise price of $24.71 outside of any plan. In May 2001, the Company established a new non-qualified stock option plan (the “2001 Plan”). All future grants will be made under the 2001 Plan and the 1999 Plan. The 1998 Plan, the 1999 Plan, and the 2001 Plan provide for the issuance of stock options to key employees, directors and consultants of the Company. Under the terms of the plans, incentive stock options are granted to purchase common stock in the Company at a price not less than 100% of the fair market value on the date of grant. The options generally vest over a period of four years and are exercisable for a period of ten years from the date of grant. Under the 1998 Plan, the Company reserved 818 shares of common stock. The Company has reserved 1,219 shares of common stock for issuance under the 1999 Plan, 717 of which were approved by shareholders in 2001. The Company has reserved 700 shares under the 2001 Plan.

      The following table summarizes the Company’s option plan activity under the 2001 Plan:

	Shares Under Option		Weighted		Weighted
			Average	Options	Average
	Incentive	Non-Incentive	Exercise Price	Exercisable	Exercise Price

Outstanding December 31, 2000	—	—	$—	—	$—
Granted	—	696	19.47
Exercised	—	—	—
Cancelled	—	(20)	17.30

Outstanding December 31, 2001	—	676	$19.53	—	$—

      The following table summarizes information about stock options outstanding under the 2001 Plan at December 31, 2001:

Options Outstanding

		Weighted Average	Weighted
Range of	Number	Remaining	Average
Exercise Prices	Outstanding	Contractual Life (Years)	Exercise Price

$17.30 – 24.71	676	9.7	$19.53

      At December 31, 2001, options to purchase 24 shares were available for grant under the 2001 Plan.

      The following table summarizes the Company’s option plan activity under the 1999 Plan:

	Shares Under Option		Weighted		Weighted
			Average	Options	Average
	Incentive	Non-Incentive	Exercise Price	Exercisable	Exercise Price

Outstanding December 31, 1999	—	—	$—
Granted	579	34	17.33
Exercised	—	—	—
Cancelled	(29)	—	12.99

Outstanding December 31, 2000	550	34	17.54	—	$—
Granted	267	447	23.25
Exercised	(14)	(2)	13.10
Cancelled	(131)	(5)	18.65

Outstanding December 31, 2001	672	474	$21.11	160	$17.06

      The following table summarizes information about stock options outstanding under the 1999 Plan at December 31, 2001:

		Options Outstanding

Range of		Weighted Average	Weighted
Exercise	Number	Remaining	Average
Prices	Outstanding	Contractual Life (Years)	Exercise Price

$11.50 – 17.00	322	8.2	$14.04
$17.85 – 24.71	721	9.3	23.07
$28.50 – 29.63	104	8.8	29.49

	1,146		$21.11

      At December 31, 2001, options to purchase 57 shares were available for grant under the 1999 Plan.

      The following table summarizes the Company’s option plan activity under the 1998 Plan:

	Shares Under Option		Weighted		Weighted
			Average	Options	Average
	Incentive	Non-Incentive	Exercise Price	Exercisable	Exercise Price

Outstanding December 31, 1998	605	—	$2.74	—	$—
Granted	392	—	7.29
Exercised	—	—	—
Cancelled	(55)	—	2.97

Outstanding December 31, 1999	942	—	4.62	202	$2.76

Granted	9	—	13.97
Exercised	(215)	—	3.25
Cancelled	(178)	—	3.87

Outstanding December 31, 2000	558	—	5.55	108	$6.17

Granted	—	—	—
Exercised	(170)	—	5.39
Cancelled	(52)	—	4.98

Outstanding December 31, 2001	336	—	$5.38	215	$4.70

      The following table summarizes information about stock options outstanding under the 1998 Plan at December 31, 2001:

		Options Outstanding

Range of		Weighted Average	Weighted
Exercise	Number	Remaining	Average
Prices	Outstanding	Contractual Life (Years)	Exercise Price

$2.31	141	6.0	$2.31
$4.62 – 5.78	128	7.0	5.56
$9.03 – 11.13	52	7.5	10.89
$13.97	15	8.0	13.97

	336		$5.38

      An option that was granted outside of any of the Company’s option plans in 1998 was exercised in February 2000, which resulted in the issuance of 277 shares of common stock.

      The Company applies APB 25 and related interpretations in accounting for its plans and other stock-based compensation issued to employees. On May 2, 2001, the shareholders authorized an additional 717 shares to be available for grant under the 1999 Plan. The Company had previously granted, subject to shareholder approval, approximately 182 options with exercise prices ranging from $20.13 to $29.63. The closing price of the Company’s stock on May 2, 2001 was $31.15. As a result in May 2001, the Company recorded deferred compensation of approximately $1,229, which will be amortized over the four-year vesting period of the options. The related non-cash compensation expense for 2001 was $639. In addition, for the years ended December 31, 2001, 2000 and 1999, the Company recognized $41, $167 and $164 of compensation expense, respectively, associated with options granted to employees with exercise prices below fair market value on the date of grant.

      Had compensation cost for the Company’s option plans been determined based upon the fair value at the grant date for awards under the plans consistent with the methodology prescribed under SFAS 123, the Company’s net loss would have been increased by approximately $2,042, $635 and $315 for the years ended December 31, 2001, 2000 and 1999, respectively. This additional compensation expense would have resulted in a net loss and net loss per share of $8,221 and $0.51, $16,151 and $1.08, and $8,925 and $1.05 for the years ended December 31, 2001, 2000 and 1999, respectively. The fair values of options granted to employees have been determined on the date of the respective grant using the Black-Scholes option pricing model incorporating the following weighted average assumptions: (1) risk-free interest rate of 3.26% to 4.51% for 2001, 5.75% to 5.94% for 2000, and 4.88% to 6.20% for 1999; (2) dividend yield of 0.00%; (3) expected life of five years; and (4) volatility of 60% for 2001, 2000 and 1999.

      The pro forma effects above may not be representative of the effects on future years because options vest over several years and new grants generally are made each year.

      Effective September 30, 1999, the Company adopted an employee stock purchase plan to provide employees who meet eligibility requirements an opportunity to purchase shares of its common stock through payroll deductions of up to 10% of eligible compensation. Bi-annually, participant account balances are used to purchase shares of stock at 85% of the fair market value of shares on the exercise date or the offering date. The plan remains in effect unless terminated by the Board of Directors. A total of 595 shares are available for purchase under the plan. In 2001 and 2000, 49 and 33 shares were purchased under the plan for $842 and $451, respectively.

14.     Commitments and Contingencies

      The Company leases office space under long-term leases in New York, New York; London, England; Cambridge, England; Dallas, Texas; Calgary, Canada; Kirkland, Washington; and Houston, Texas.

      Future minimum annual lease commitments are as follows:

2002	3,124
2003	3,180
2004	2,732
2005	1,876
2006	1,844
Thereafter	6,478

$19,234

      Rent expense for the years ended December 31, 2001, 2000 and 1999 was $2,863, $2,232, and $1,009, respectively.

      From time to time, in the ordinary course of business, the Company is subject to legal proceedings. While it is not possible to determine the ultimate outcome of such matters, it is management’s opinion that the resolution of any pending issues will not have a material adverse effect on the financial position, results of operations or cash flows of the Company.

15.     Related Party Transactions

      On October 21, 1998, in connection with his employment with the Company, the Chief Executive Officer (“CEO”) was loaned $1,000 by the Company in order to acquire shares of common stock. The loan bore interest at a rate of 9%, and all accrued and unpaid interest was payable upon maturity in October 2008. In addition, on October 21, 1998, the Company loaned the CEO $100. The loan bore interest at a rate of 9%. The $100 loan was repaid, including interest, in November 1999. In connection with the CEO’s employment agreement, if certain performance criteria and other conditions were met, the CEO would receive a bonus based on forgiveness of the entire outstanding amount of the $1,000 loan plus accrued interest as well as additional shares of common stock. Such amounts were earned upon the IPO and resulted in a compensation related charge in the quarter ended March 31, 2000 of $3,563.

      During 2000 and 1999, Caminus made distributions of $452 and $80, respectively, to its shareholders, for the estimated tax associated with the former LLC’s taxable income.

      On September 1, 1998, in connection with his employment with the Company, an employee was loaned $75 by the Company to acquire a portion of his shares of common stock. The loan bore interest at a rate of 9% and was repaid in April 2000.

      Upon the IPO closing in February 2000, the Company paid two officers of the Company (former shareholders of CEL) a special bonus of $476.

      As outlined in the former LLC Agreement, the Company was required to pay to GFI Energy Ventures (“GFI”), a shareholder of the Company, an annual management fee as consideration for financial, tax and general and administrative services. This fee was calculated as 1% of the shareholders aggregate adjusted capital contribution. Total management fees incurred for the year ended December 31, 1999 were approximately $377. In November 1999, the Company agreed to terminate its advisory arrangement with GFI effective as of the IPO closing in February 2000. As consideration, the Company paid GFI $1,300 from the net proceeds of the initial public offering.

16.     Concentration of Credit Risk

      Financial instruments, which potentially subject the Company to concentrations of credit risk consist principally of trade accounts receivable. The Company controls this risk through credit approvals, customer limits and monitoring procedures. Additionally, the Company can limit the amount of maintenance and support provided to its customers in the event of non-payment. During the years ended December 31, 2001, 2000 and 1999, there were no customers who represented more than 10% of consolidated revenues. At

December 31, 2001 and 2000, the combined balances of three and four customers represented 26% and 29% of accounts receivable, net, respectively.

17.     Segment Reporting

      The Company has three reportable segments: software, strategic consulting and corporate. Software comprises the licensing of the Company’s software products and the related implementation and maintenance services. Strategic consulting provides energy market participants with professional advice regarding where and how to compete in their respective markets. Corporate includes general overhead and administrative expenses not directly related to the operating segments, including rent and facility costs. Items recorded in the consolidated financial statements for purchase accounting, such as goodwill, intangible assets and related amortization, have been pushed down to the respective segments for segment reporting purposes. In evaluating financial performance, management uses earnings before interest and other income, income taxes, depreciation and amortization, IPO-related expenses and non-cash compensation expense (“Adjusted EBITDA”) as the measure of a segment’s profit or loss.

      The accounting policies of the reportable segments are the same as those described in Note 2. There are no inter-segment revenues or expenses between the three reportable segments.

      The following tables illustrate the financial results of the three reportable segments:

	As of or Year Ended				As of or Year Ended				As of or Year Ended
	December 31, 2001				December 31, 2000				December 31, 1999

	Software	Strategic	Corporate	Total	Software	Strategic	Corporate	Total	Software	Strategic	Corporate	Total

Revenues:
License	34,579	—	—	34,579	24,573	—	—	24,573	12,538	—	—	12,538
Software services	32,416	—	—	32,416	18,576	—	—	18,576	7,816	—	—	7,816
Strategic consulting	—	7,722	—	7,722	—	8,565	—	8,565	—	6,556	—	6,556

Total revenues	66,995	7,722	—	74,717	43,149	8,565	—	51,714	20,354	6,556	—	26,910
Adjusted EBITDA	25,092	3,239	(14,513)	13,818	15,018	4,666	(9,405)	10,279	6,855	3,633	(7,213)	3,275
Non-cash compensation	—	—	(680)	(680)	—	—	(167)	(167)	—	—	(968)	(968)
Acquired IPR&D	—	—	(1,300)	(1,300)	—	—	—	—	—	—	(1,000)	(1,000)
Loss on office relocation	—	—	—	—	—	—	(508)	(508)	—	—	—	—
IPO-related expenses	—	—	—	—	—	—	(12,335)	(12,335)	—	—	—	—

	25,092	3,239	(16,493)	11,838	15,018	4,666	(22,415)	(2,731)	6,855	3,633	(9,181)	1,307
Amortization/ depreciation	(13,953)	(691)	(2,013)	(16,657)	(9,649)	(2,073)	(1,006)	(12,728)	(6,487)	(2,073)	(483)	(9,043)

Operating income (loss)	11,139	2,548	(18,506)	(4,819)	5,369	2,593	(23,421)	(15,459)	368	1,560	(9,664)	(7,736)
Total assets	152,884	10,353	3,742	166,979	64,798	8,295	30,952	104,045	33,990	4,922	2,566	41,478

      Geographic information for the Company, for the years ended December 31, 2001, 2000 and 1999 is summarized in the table below. The Company’s international revenues were derived primarily from Europe and the Company’s international long-lived assets at December 31, 2001, 2000, and 1999 resided primarily in the United Kingdom.

	Year Ended December 31,

	2001	2000	1999

Revenues:
United States	$48,297	$30,733	$14,644
International	26,420	20,981	12,266

	$74,717	$51,714	$26,910

	As of December 31,

	2001	2000	1999

Long-lived assets (includes all non-current assets):
United States	$99,261	$51,721	$27,335
International	1,328	2,456	3,170

	$100,589	$54,177	$30,505

18.     Supplemental Cash Flow Information

	Year Ended December 31,

	2001	2000	1999

Unrealized gain on available for sale securities	$—	$183	$—
Reclassification of unrealized gain to realized gain on available for sale securities	(183)	—	—
Issuance of equity in connection with the acquisition of Altra	33,891	—	—
Issuance of equity in connection with the acquisition of Nucleus	—	3,757	—
Accrual of SS&C option buyback	—	—	250
Issuance of equity in connection with the acquisition of DC Systems	—	—	3,000
Interest paid	—	27	285
Income taxes paid	2,594	1,226	—

19.     Quarterly Financial Data (unaudited)

      The following table sets forth certain quarterly financial information for fiscal 2001:

	Quarter Ended

	March 31,	June 30,	Sept. 30,	Dec. 31,
	2001	2001	2001	2001	Total

Revenues	$16,395	$17,738	$15,156	$25,428	$74,717
Gross profit	10,425	12,120	9,137	17,840	49,522
Net income (loss)	(2,423)	(947)	(3,125)	316	(6,179)
Basic and diluted net income (loss) per share	(0.15)	(0.06)	(0.20)	0.02	(0.38)

      The following table sets forth certain quarterly financial information for fiscal 2000:

	Quarter Ended

	March 31,	June 30,	Sept. 30,	Dec. 31,
	2000	2000	2000	2000	Total

Revenues	$8,520	$11,207	$14,717	$17,270	$51,714
Gross profit	5,342	7,975	9,859	11,653	34,829
Net loss	(14,013)	(586)	(369)	(548)	(15,516)
Basic and diluted net loss per share	(1.05)	(0.04)	(0.02)	(0.03)	(1.04)

      The sum of the quarterly per share amounts do not always equal the annual amount reported, as per share amounts are computed independently for each quarter and for the twelve months based on the weighted average common and common equivalent shares outstanding in each such period. In 2000, the annual loss per share was also impacted by the issuance of a significant number of shares in the Company’s IPO.

20.     Subsequent Events

      On February 12, 2002, the Board of Directors authorized an increase of 350 shares in the 2001 Plan from 700 shares to 1,050 shares. In addition, the Board of Directors authorized an increase of 200 shares in the 1999 Plan from 1,219 to 1,419, subject to shareholder approval.

EXHIBIT INDEX

Exhibit
No.	Description

2.1	Merger Agreement among the Registrant, Caminus LLC and Caminus Merger LLC, dated December 17, 1999. (Incorporated herein by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-88437))
2.2	Purchase Agreement by and among Zai*Net Software, Inc., Zai*Net Software, L.P., GFI Caminus LLC and Brian J. Scanlan, dated May 12, 1998. (Incorporated herein by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-88437))
2.3	Stock Purchase Agreement by and among GFI Caminus LLC, Caminus Energy Limited,
Dr. Nigel L. Evans, Ph.D. and Dr. Michael B. Morrison, Ph.D., dated May 12, 1998. (Incorporated herein by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-88437))
2.4	Purchase Agreement by and between Zai*Net Software, L.P. and Corwin Joy, an individual, doing business as Positron Energy Consulting, dated November 13, 1998. (Incorporated herein by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-88437))
2.5	Agreement of Merger by and between Caminus LLC and Zai*Net Software, L.P., dated February 26, 1999. (Incorporated herein by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-88437))
2.6	Purchase Agreement by and among DC Systems, Inc., Caminus LLC, Caminus/ DC Acquisition Corp., and the Shareholders (as defined in the agreement) dated July 31, 1999. (Incorporated herein by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-88437))
2.7	Nucleus Purchase Agreement by and among the Registrant, Nucleus Corporation, Nucleus Energy Consulting Corporation, David C. Meyers, and John H. Gerold, dated August 30, 2000. (Incorporated herein by reference to the Registrant’s Current Report on Form 8-K (File
No. 000-28085) dated August 30, 2000)
2.8	Stock Purchase Agreement, dated as of October 12, 2001, by and between the Registrant and Altra Energy Technologies, Inc. (Incorporated herein by reference to the Registrant’s Current Report on Form 8-K (File No. 000-28085) dated November 20, 2001)
2.9	Registration Rights Agreement, dated as of November 20, 2001, by and between the Registrant and Altra Energy Technologies, Inc. (Incorporated herein by reference to the Registrant’s Current Report on Form 8-K (File No. 000-28085) dated November 20, 2001)
3.1	Certificate of Incorporation of the Registrant. (Incorporated herein by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-88437))
3.2	Amended and Restated Bylaws of the Registrant. (Incorporated herein by reference to the Registrant’s Annual Report on Form 10-K (File No. 000-28085) for the year ended December 31, 2000)
4.1	Specimen certificate for shares of Common Stock, $0.01 par value per share, of the Registrant. (Incorporated herein by reference to the Registrant’s Registration Statement on Form S-1 (File
No. 333-88437))
10.1#	1998 Stock Incentive Plan. (Incorporated herein by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-88437))
10.2#	1999 Stock Incentive Plan, as amended. (Incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-28085) for the fiscal quarter ended June 30, 2001)
10.3#	Form of Certificate of Stock Option Grant. (Incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-28085) for the fiscal quarter ended June 30, 2001)
10.4#	Form of Incentive Stock Option Agreement, as amended, granted under the 1999 Stock Incentive Plan. (Incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q (File
No. 000-28085) for the fiscal quarter ended June 30, 2001)

Exhibit
No.	Description

10.5#	Form of Nonstatutory Stock Option Agreement, as amended, granted under the 1999 Stock Incentive Plan. (Incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-28085) for the fiscal quarter ended June 30, 2001)
10.6#	Employment Letter between the Registrant and Joseph P. Dwyer, dated April 10, 2001. (Incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-28085) for the fiscal quarter ended June 30, 2001) (Confidential treatment has been requested as to certain portions, which portions have been omitted and filed separately with the Securities and Exchange Commission)
10.7#	Nonstatutory Stock Option Agreement between the Registrant and Joseph P. Dwyer, dated May 7, 2001. (Incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-28085) for the fiscal quarter ended June 30, 2001)
10.8#	1999 Employee Stock Purchase Plan, as amended.
10.9	Limited Liability Company Agreement of GFI Caminus LLC, dated May 12, 1998. (Incorporated herein by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-88437))
10.10	Assignment and Assumption Agreement by and among Zai*Net Software, Inc., Zai*Net Software, L.P. and Brian J. Scanlan, dated May 12, 1998. (Incorporated herein by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-88437))
10.11	Second Assignment and Assumption Agreement by and between Zai*Net Software, Inc. and Rooney Software, L.L.C., dated May 12, 1998. (Incorporated herein by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-88437))
10.12	Conversion Agreement and Amendment of Purchase Agreement by and among Caminus Energy Ventures LLC, Zak Associates, Inc., Zai*Net Software, L.P., Brian Scanlan and Rooney Software, L.L.C., dated December 31, 1998. (Incorporated herein by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-88437))
10.13#	Employment Agreement by and between David M. Stoner and Caminus Energy Ventures LLC, dated October 21, 1998. (Incorporated herein by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-88437))
10.14#	Service Agreement by and between Dr. Nigel L. Evans and Caminus Energy Limited, dated May 12, 1998. (Incorporated herein by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-88437))
10.15#	Covenant Not to Compete by and among Dr. Nigel L. Evans, Dr. Michael B. Morrison and Caminus Energy Limited, dated May 12, 1998. (Incorporated herein by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-88437))
10.16#	Amendment No. 1 to Employment Agreement between Dr. Nigel Evans and Caminus Limited, dated January 14, 2000. (Incorporated herein by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-88437))
10.17#	Employment Agreement by and between Brian J. Scanlan and Zai*Net Software, L.P., dated May 12, 1998. (Incorporated herein by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-88437))
10.18#	Amendment No. 1 to Employment Agreement between Brian Scanlan and Caminus LLC, dated November 8, 1999. (Incorporated herein by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-88437))
10.19#	Covenant Not to Compete by and between Brian J. Scanlan and Zai*Net Software, L.P., dated May 12, 1998. (Incorporated herein by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-88437))
10.20	Agreement by and between Caminus LLC and GFI Two LLC, dated January 21, 2000. (Incorporated herein by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-88437))

Exhibit
No.	Description

10.21	Exchange Agreement between the Registrant and OCM Caminus Investment, Inc., dated January 21, 2000. (Incorporated herein by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-88437))
10.22	Amendment to Limited Liability Company Agreement among Caminus LLC and certain members of Caminus LLC, dated January 19, 2000. (Incorporated herein by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-88437))
10.23	Termination Agreement between the Registrant and David M. Stoner dated August 3, 2000. (Incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-28085) for the fiscal quarter ended September 30, 2000)
10.24	Registration Rights Agreement, dated as of August 30, 2000, by and among the Registrant, Nucleus Corporation and Nucleus Energy Consulting Corporation. (Incorporated herein by reference to the Registrant’s Current Report on Form 8-K (File No. 000-28085) dated August 30, 2000)
10.25	Escrow Agreement, dated as of August 30, 2000, by and among the Registrant, Nucleus Corporation, Nucleus Energy Consulting Corporation, David C. Meyers, John H. Gerold and State Street Bank and Trust Company of California N.A. (Incorporated herein by reference to the Registrant’s Current Report on Form 8-K (File No. 000-28085) dated August 30, 2000)
10.26	Lease Agreement between the Registrant and Advance Magazine Publishers Inc. dated September 13, 2000. (Incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-28085) for the fiscal quarter ended September 30, 2000)
10.27	Escrow Agreement, dated as of November 20, 2001, by and among the Registrant, Altra Energy and JP Morgan Chase Bank, as escrow agent. (Incorporated herein by reference to the Registrant’s Current Report on Form 8-K (File No. 000-28085) dated November 20, 2001)
10.28	Term Credit Agreement, dated as of November 20, 2001, by and between the Registrant and Blue Ridge Investments, LLC. (Incorporated herein by reference to the Registrant’s Current Report on Form 8-K (File No. 000-28085) dated November 20, 2001)
21.1	Subsidiaries of the Registrant
23.1	Consent of KPMG LLP
23.2	Consent of PricewaterhouseCoopers LLP

#	Management contract or compensatory plan or arrangement filed in response to Item 14(a)(3) of the instructions to Form 10-K.