Form 10-Q
period 2002-03-31
CAMINUS CORP
filed 2002-05-13
CIK 1095157

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002

OR

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                      TO                     .

COMMISSION FILE NUMBER 000-28085

CAMINUS CORPORATION
(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

DELAWARE (STATE OR OTHER JURISDICTION OF INCORPORATION OR ORGANIZATION)	13-4081739 (IRS EMPLOYER IDENTIFICATION NO.)

825 THIRD AVENUE
NEW YORK, NEW YORK 10022
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES AND ZIP CODE)

REGISTRANT’S TELEPHONE NUMBER, INCLUDING AREA CODE: (212) 515-3600

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes No

         As of April 30, 2002, there were 19,592,340 shares of Caminus Corporation common stock outstanding.

CAMINUS CORPORATION
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED MARCH 31,2002

PAGE

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

a) Consolidated Balance Sheets as of March 31, 2002 (Unaudited) and December 31, 2001	3

b) Consolidated Statements of Operations for the three months ended March 31, 2002 and 2001 (Unaudited)	4

c) Consolidated Statements of Cash Flows for the three months ended March 31, 2002 and 2001 (Unaudited)	5

d) Notes to Consolidated Financial Statements	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	11

Item 3. Quantitative and Qualitative Disclosures About Market Risk	20

PART II. OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds	21

Item 6. Exhibits and Reports on Form 8-K	22

Signatures	23

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CAMINUS CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	MARCH 31,	DECEMBER 31,
	2002	2001

	(UNAUDITED)
ASSETS

Current assets:

Cash and cash equivalents	$29,767	$35,387

Investments in short-term marketable securities	11,652	6,640

Accounts receivable, net	23,354	22,002

Prepaid expenses and other current assets	4,627	2,361

Total current assets	69,400	66,390

Investments in long-term marketable securities	3,200	—

Fixed assets, net	7,456	7,173

Acquired and internally developed technology, net	15,428	18,441

Other intangibles, net	13,639	14,936

Goodwill, net	59,147	58,045

Other assets	1,852	1,994

Total assets	$170,122	$166,979

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:

Accounts payable	$3,226	$4,108

Accrued liabilities	9,651	16,044

Income taxes payable	10	1,515

Deferred revenue	9,305	12,707

Total current liabilities	22,192	34,374

Long-term debt	—	15,000

Total liabilities	22,192	49,374

Commitments and contingencies	—	—

Stockholders’ equity:

Common stock, par value $0.01 per share, 50,000 shares authorized; 19,592 shares issued and outstanding at March 31, 2002; 19,663 shares issued and 17,901 outstanding at December 31, 2001	196	197

Additional paid-in capital	190,600	164,131

Treasury stock, at cost	—	(4,911)

Deferred compensation	(557)	(677)

Accumulated deficit	(41,569)	(40,676)

Accumulated other comprehensive loss	(740)	(459)

Total stockholders’ equity	147,930	117,605

Total liabilities and stockholders’ equity	$170,122	$166,979

The accompanying notes are an integral part of these consolidated financial statements.

CAMINUS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	THREE MONTHS ENDED
	MARCH 31,

	2002	2001

	(UNAUDITED)
Revenues:

Licenses	$10,996	$6,366

Software services	13,294	7,553

Strategic consulting	1,011	2,476

Total revenues	25,301	16,395

Cost of revenues:

Cost of licenses	189	177

Cost of software services	5,507	4,048

Cost of strategic consulting	935	1,169

Amortization of acquired technology	3,982	576

Total cost of revenues	10,613	5,970

Gross profit	14,688	10,425

Operating expenses:

Sales and marketing	2,572	2,723

Research and development	6,491	2,836

General and administrative	6,815	4,035

Amortization of intangible assets	589	3,160

Total operating expenses	16,467	12,754

Loss from operations	(1,779)	(2,329)

Interest and other income (expense), net	(295)	533

Loss before provision for (benefit from) income taxes	(2,074)	(1,796)

Provision for (benefit from) income taxes	(1,181)	627

Net loss	$(893)	$(2,423)

Basic and diluted net loss per share	$(0.05)	$(0.15)

Weighted average shares used in computing basic and diluted net loss per share	18,074	15,725

The accompanying notes are an integral part of these consolidated financial statements.

CAMINUS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

	Three Months Ended March 31,

	2002	2001

Cash flows from operating activities:	(Unaudited)
Net loss	$(893)	$(2,423)

Adjustments to reconcile net loss to net cash used in operating activities:

Depreciation and amortization	5,235	4,146

Deferred taxes	—	75

Deferred costs	—	52

Non-cash compensation expense	120	27

Bad debt expense	189	100

Changes in operating assets and liabilities:

Accounts receivable	(1,541)	(2,007)

Prepaid expenses and other current assets	(1,229)	408

Accounts payable	(882)	(282)

Accrued liabilities	(5,801)	(3,811)

Taxes payable	(1,505)	428

Deferred revenue	(3,402)	898

Capitalized software development costs	(972)	—

Other	142	—

Net cash used in operating activities	(10,539)	(2,389)

Cash flows from investing activities:

Purchase of marketable securities	(8,212)	(2,556)

Purchase of fixed assets	(944)	(972)

Acquisition of Altra	(986)	—

Acquisition of Nucleus	—	(100)

Net cash used in investing activities:	(10,142)	(3,628)

Cash flows from financing activities:

Cash received for stock issued under employee stock purchase plan	479	469

Repayment of borrowing under credit facility	(15,000)	—

Net proceeds received from the issuance of common stock	29,222	—

Cash received from exercises of stock options	641	214

Net cash provided by financing activities	15,342	683

Effect of exchange rates on cash flows	(281)	(34)

Net decrease in cash and cash equivalents	(5,620)	(5,368)

Cash and cash equivalents, beginning of year	35,387	16,883

Cash and cash equivalents, end of period	$29,767	$11,515

The accompanying notes are an integral part of these consolidated financial statements.

CAMINUS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
(UNAUDITED)

1. BUSINESS AND ACCOUNTING POLICIES

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

Software development costs

         Software development costs are expensed as incurred, except that capitalization of software development costs begins upon establishment of technological feasibility of the product. After technological feasibility is established, significant software development costs are capitalized until the product is available for general release. The capitalized software development costs are then amortized on a straight-line basis over the estimated product life, or on the ratio of current revenues to total projected product revenues, whichever is greater. Through 2001, the period between achieving technological feasibility, which the Company has defined as establishment of a working model, which typically occurs when beta testing commences, and the general release of such software has been short, and software development costs qualifying for capitalization have been insignificant. Accordingly, the Company did not capitalize any software development costs through December 31, 2001. At the end of 2001, the company acquired Altra Software Services, Inc., which was involved in a major software development effort to create a new platform for its software products. During the quarter ended March 31, 2002, Caminus continued the development of this platform, on which the Company expects most of its future products will reside, beginning with gas functionality. Certain elements of this effort met the criteria for the capitalization of software development costs, and accordingly, $972 of these costs were capitalized during the quarter ended March 31, 2002. The related amortization of these capitalized costs for the quarter ended March 31, 2002 was $3, and is included in cost of licenses revenues.

New accounting pronouncements

         In July 2001, the FASB issued Statement No. 141, Business Combinations, and Statement No. 142, Goodwill and Other Intangible Assets. Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, as well as all purchase method business combinations completed after June 30, 2001. Statement 141 also specifies criteria that intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill, noting that any purchase price allocable to an assembled workforce may not be accounted for separately. Statement 142 requires that effective January 1, 2002 goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of Statement 142. Under Statement 142 intangible assets with definite useful lives are amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.

         The Company adopted the provisions of Statements 141 and 142 effective July 1, 2001 and January 1, 2002 respectively. In connection with the adoption of Statement 142, the Company evaluated its existing intangible assets and goodwill that were acquired in prior purchase business combinations, and intangible assets for assembled workforce in place related to certain prior acquisitions were reclassified to goodwill in order to conform with the new criteria in Statement 141 for recognition of intangible assets apart from goodwill. The Company did not modify the useful lives and residual values of its intangible assets acquired in purchase business combinations. In connection with the adoption of Statement 142, the Company performed an assessment of whether there was an indication that goodwill was impaired as of the date of adoption. The Company assigned the existing goodwill and intangible assets to its North American reporting unit and as of the date of adoption determined that the fair value of the reporting unit exceeded the carrying amount and thus the goodwill was not impaired.

         As of January 1, 2002, the Company had unamortized goodwill in the amount of $58,045 and unamortized identifiable intangible assets in the amount of $33,377, all of which were subject to the transition provisions of Statements 141 and 142. After the reclassification of $708 of intangible assets for an assembled workforce in place to goodwill, as of March 31, 2002, the Company has goodwill and identified intangible assets with definite lives of $59,147 and $29,067, respectively. Effective January 1, 2002, the Company is not amortizing goodwill. The following table provides the pro forma results for the three months ended March 31, 2001 as if the nonamortization provisions of Statement 142 had been in effect.

	Three Months Ended
	March 31,

	2002	2001

	(unaudited)
Loss from Operations	$(1,779)	$(2,329)

Add back amortization of goodwill	—	2,671

Adjusted profit (loss) from operations	$(1,779)	342

Interest and other income (expenses), net	(295)	533

Income (loss) before provision for income taxes	(2,074)	875

Provision for (benefit from) income taxes	(1,181)	627

Adjusted net income (loss)	(893)	248

Adjusted net income (loss) per share	$(0.05)	$0.02

Weighted average shares used in computing adjusted net income (loss) per share	18,279	16,123

Reclassifications

         Certain reclassifications were made to prior period amounts to conform to the current period presentation format.

Net loss per share

         Basic and diluted net loss per share is computed by dividing net loss for the period by the weighted average number of shares outstanding for the period. The calculation of diluted net loss per share excludes options (2,594 outstanding as of March 31, 2002) to purchase common shares, as the effect of including such options would be antidilutive.

Comprehensive Loss

         Total comprehensive loss for the three months ended March 31, 2002 and 2001 was as follows:

	THREE MONTHS ENDED
	MARCH 31,

	2002	2001

Net loss	$(893)	$(2,423)

Unrealized gains on marketable securities	—	144

Foreign currency translation adjustment	(281)	(30)

Comprehensive loss	$(1,174)	$(2,309)

2. SUPPLEMENTAL CASH FLOW INFORMATION

	THREE MONTHS ENDED MARCH 31,

	2002	2001

Unrealized gains on available-for-sale securities	—	144

Interest paid	522	—

Income taxes paid	782	385

3. ACQUISITION OF ALTRA SOFTWARE SERVICES, INC.

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

         The purchase price of $60,794 consisted of $24,947 in cash, the issuance of 1,975 shares of common stock with a fair value of $33,891 and approximately $1,956 of other direct acquisition costs including liabilities for severance. The number of common shares issued was determined in negotiations between the parties based upon the average market price of the Company’s common stock over the three-day period before and after the terms of the acquisition were agreed to and announced. The purchase price is subject to adjustment, depending on the final determined value of the tangible net worth, as defined, of Altra, as more fully described in the Stock Purchase Agreement. As a result, 994 of the shares of common stock issued in the acquisition are being held in escrow pending the final determination of the purchase price, and the resolution of certain contingencies. The cash portion of the purchase price was paid for in part from the proceeds of a $15,000 Term Credit Agreement, dated as of November 20, 2001, between the Company and Blue Ridge Investments LLC, and in part from Caminus’ cash and cash equivalents. A summary of the allocation of the acquisition purchase price is as follows:

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

         At the acquisition date, Altra was approximately 50% complete with the IPR&D project. Estimated future development costs totaled $2,500 at the time of acquisition. The Company anticipates that research and development related to this project will be completed in the first half of 2002, after which the Company expects to begin generating economic benefits from the value of the completed IPR&D.

         Had the acquisition of Altra occurred on January 1, 2001 the unaudited pro forma revenues, net loss and basic and diluted net loss per share for the three months ended March 31, 2001 would have been: $24,207, $5,775 and $0.33, respectively. The per share amounts were based on a weighted average number of shares outstanding of 17,700. These results, which give effect to certain adjustments, including the amortization of Altra’s intangible assets excluding goodwill, interest expense, provision for income taxes and additional shares outstanding, are not necessarily indicative of results that would have occurred had the acquisitions been consummated on January 1, 2001 or that may be obtained in the future.

4. STOCKHOLDERS’ EQUITY

         In March 2002, the Company sold 1,593 shares of common stock resulting in net proceeds of $29,222. The Company used $15,000 of these proceeds to repay its borrowings under a credit facility with the remainder available for working capital and general corporate purposes.

         In the first quarter of 2002, the Company retired its 1,762 treasury shares.

5. INCOME TAXES

         In the first quarter of 2002, the Company formalized transfer pricing agreements for intercompany royalties and other charges for 2002, 2001 and 2000. The application of these intercompany agreements had no impact on pre-tax consolidated amounts but shifted taxable income for prior years from the U.K. to the U.S. resulting in a net tax benefit of $1,372. The reduced taxable income in the U.K. resulted in a reduction of prior taxes of $2,409. The increased taxable income in the U.S. resulted in a tax provision of $1,037 as a portion of the benefit associated with the utilization of the net operating loss carryforwards was allocated to additional paid-in capital. The shift in taxable income to the U.S. resulted in no tax liability, but reduced the Company's net operating loss carryforwards to approximately $8,700 as of March 31, 2002 of which the entire benefit, when utilized, would be allocated to additional paid-in-capital.

6. SEGMENT REPORTING

         The Company has three reportable segments: software, strategic consulting and corporate. Software comprises the licensing of the Company’s software products and the related implementation and maintenance services. Strategic consulting provides energy market participants with professional advice regarding where and how to compete in their respective markets. Corporate includes general overhead and administrative expenses not directly related to the operating segments, including rent and facility costs. Items recorded in the consolidated financial statements for purchase accounting, such as goodwill, intangible assets and related amortization, have been pushed down to the respective segments for segment reporting purposes. In evaluating financial performance, management uses earnings before interest and other income, income taxes, amortization, depreciation and non-cash compensation expense (“Adjusted EBITDA”) as the measure of a segment’s profit or loss.

         The accounting policies of the reportable segments are the same as those described in Note 2 of the Company’s Annual Report on Form 10-K. There are no inter-segment revenues or expenses between the three reportable segments.

         The following table illustrates the financial results of the three reportable segments:

		THREE MONTHS ENDED MARCH 31,

	2002				2001

	(IN THOUSANDS)

		Strategic				Strategic
	Software	Consulting	Corporate	Total	Software	Consulting	Corporate	Total

Operating Results:

Revenues:

Licenses	$10,996	$—	$—	$10,996	$6,366	$—	$—	$6,366

Software services	13,294	—	—	13,294	7,553	—	—	7,553

Strategic consulting	—	1,011	—	1,011	—	2,476	—	2,476

Total revenues	$24,290	$1,011	—	$25,301	$13,919	$2,476	$—	$16,395

Adjusted EBITDA	9,592	76	(6,092)	3,576	4,170	1,233	(3,559)	1,844

Non-cash compensation expense	—	—	(120)	(120)	—	—	(27)	(27)

	9,592	76	(6,212)	3,456	4,170	1,233	(3,586)	1,817

Amortization/ Depreciation	(4,574)	—	(661)	(5,235)	(3,219)	(518)	(409)	(4,146)

Operating income/(loss)	$5,018	$76	$(6,873)	$(1,779)	$951	$715	$(3,995)	$(2,329)

Total Assets	$145,482	$7,414	$17,226	$170,122	$63,966	$8,821	$26,768	$99,555

7. SUBSEQUENT EVENT

         On April 24, 2002, the shareholders approved an increase in the authorized shares available for issuance under the 2001 non-qualified stock option plan by 350 to 1,050 shares and under the 1999 stock option plan by 200 to 1,419 shares.

Item 2. Management’s Discussion And Analysis Of Financial Condition And Results Of Operations

         This quarterly report contains forward-looking statements that involve risks and uncertainties. The statements contained in this report that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Without limiting the foregoing, the words “may,” “will,” “should,” “could,” “expects,” “plans,” “intends,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue” and similar expressions are intended to identify forward-looking statements. All forward-looking statements included in this quarterly report are based on information available to us up to, and including the date of this document, and we assume no obligation to update any such forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth below under “Certain Factors that May Affect Our Business” and elsewhere in this quarterly report. You should also carefully review the risks outlined in other documents that we file from time to time with the Securities and Exchange Commission.

Overview

         We are a leading provider of software solutions and strategic consulting services that facilitate energy trading, transaction processing, risk management, and decision support within the North American and European wholesale energy markets. We were organized as a limited liability company in April 1998, and acquired Zai*Net Software, L.P. and Caminus Limited in May 1998, Positron Energy Consulting in November 1998, DC Systems, Inc. in July 1999, Nucleus Corporation and Nucleus Energy Consulting Corporation (collectively, “Nucleus”) in August 2000, and Altra Software Services, Inc. (“Altra”) in November 2001. In February 2000, we closed the initial public offering of 4.1 million shares of our common stock, realizing net proceeds from the offering of approximately $59.0 million. In March 2002, we closed a secondary offering of 1.6 million shares of our common stock, realizing net proceeds of approximately $29.2 million.

         Since our inception, through our acquisitions and internal growth, we have expanded our organization rapidly, particularly in marketing, sales, and research and development. Our full-time employees increased from 357 at March 31, 2001, to 521 at March 31, 2002, and we intend to continue to increase our number of employees in 2002.

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

         The Company generates revenues from licensing its software products, providing related implementation services and support and providing strategic consulting services. The Company follows the provisions of Statement of Position (“SOP”) No. 97-2, “Software Revenue Recognition,” as amended by SOP 98-9, “Modification of SOP 97-2, Software Revenue Recognition, with Respect to Certain Transactions.” Under SOP No. 97-2, if the license agreement does not provide for significant customization of or enhancements to the software, software license revenues are recognized when a license agreement is executed, the product has been delivered, all significant obligations are fulfilled, the fee is fixed or determinable and collectibility is probable. For those license agreements where customer acceptance is required and it is not probable, license revenues are recognized when the software has been accepted. For those license agreements where the licensee requires significant enhancements or customization to adapt the software to the unique specifications of the customer or the service elements of the arrangement are considered essential to the functionality of the software products, both the license revenues and services revenues are recognized using contract accounting. If acceptance of the software and related software services is probable, the percentage of completion method is used to recognize revenue for those types of license agreements, where progress towards completion is measured by comparing software services hours incurred to estimated total hours for each software license agreement. If acceptance of the software and related software services is not probable, then the completed contract method is used and license revenues are recognized only when the Company’s obligations under the license agreement are completed and the software has been accepted. Accordingly, for these contracts, payments received and software license costs are deferred until the Company’s obligations under the license agreement are completed. Anticipated losses, if any, on uncompleted contracts are recognized in the period in which such losses are determined. Maintenance and support revenues associated with new product licenses and renewals are deferred and recognized ratably over the contract period. Software services revenues, not required to be recognized using contract accounting, and strategic consulting revenues are typically billed on a time and materials basis and are recognized as such services are performed. When software licenses, services and/or maintenance are bundled in one arrangement, the fair value of the maintenance fees is determined by the contractual renewal rate and the fair value of the services is based upon the amount the Company invoices customers for such services when they are sold on a stand alone basis.

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

         Revenues from customers outside the United States represented 25% of our total revenues for the three months ended March 31, 2002. A significant portion of our international revenues has historically been derived from sales of our strategic consulting services and software products in the United Kingdom. We intend to continue to expand our international operations and commit significant management time and financial resources to developing our direct international sales channels. International revenues may not, however, increase as a percentage of total revenues.

         “Adjusted EBITDA” is defined as earnings before interest and other income, income taxes, depreciation, amortization, and non-cash compensation expense., EBITDA is a non-GAAP measure commonly used by investors and analysts to analyze companies on the basis of operating performance, leverage and liquidity. We present Adjusted EBITDA, which is also a non-GAAP measure, to enhance the understanding of our operating results. We believe that Adjusted EBITDA is an indicator of our operating profitability since it excludes items that are not directly attributable to our ongoing business operations. However, Adjusted EBITDA relies upon our management’s judgment to determine which items are directly attributable to our ongoing business operations and as such is subjective in nature. Adjusted EBITDA should not be construed as an alternative to net income as an indicator of our operating performance or as an alternative to cash flow from operations as a measure of our liquidity. For information about cash flows or results of operations in accordance with generally accepted accounting principles, please see our consolidated financial statements and related notes included elsewhere in this quarterly report.

         Due to our acquisition of Altra, along with the significant changes in our operations, the fluctuation of financial results, including financial data expressed as a percentage of revenues for all periods, does not necessarily provide a meaningful understanding of the expected future results of our operations. The results of operations of Altra are included in our consolidated results of operations beginning December 2001.

Results of Operations

         The following table sets forth, except for cost of licenses, cost of software services, and cost of strategic consulting, which are expressed as a percentage of their related revenues, and amortization of acquired technology, which is expressed as a percentage of license revenues, the consolidated financial information expressed as a percentage of revenues for the three months ended March 31, 2002 and 2001. The consolidated financial information for the periods presented are derived from the unaudited consolidated financial statements included elsewhere in this quarterly report.

	THREE MONTHS
	ENDED
	MARCH 31,

	2002	2001

Revenues:

Licenses	43%	39%

Software services	53	46

Strategic consulting	4	15

Total revenues	100	100

Cost of revenues:

Cost of licenses	2%	3%

Cost of software services	41	54

Cost of strategic consulting	92	47

Amortization of acquired technology	36	9

Gross profit	58	64

Operating expenses:

Sales and marketing	10%	17%

	THREE MONTHS
	ENDED
	MARCH 31,

	2002	2001

Research and development	26	17

General and administrative	27	25

Amortization of intangible assets	2	19

Total operating expenses	65	78

Loss from operations	(7)	(14)

Other income (expense)	(1)	3

Provision for (benefit from) income taxes	(4)	4

Net loss	(4)%	(15)%

Revenues

         Licenses: License revenues represented 43% and 39% of the total revenues for 2002 and 2001, respectively, and increased $4.6 million, or 72%, from $6.4 million in 2001 to $11.0 million in 2002. This increase was primarily attributable to increased demand for new and additional licenses from new and existing customers, larger average transaction sizes and the addition of revenue recognized from Altra.

         Software services: Software services revenues represented 53% and 46% of the total revenues for 2002 and 2001, respectively, and increased by $5.7 million, or 76%, from $7.6 million in 2001 to $13.3 million in 2002. This increase was primarily attributable to the increased licensing activity described above, which resulted in increased revenues from customer implementations and maintenance contracts, and the inclusion of Altra in 2002. The greater percentage increase in software services revenues as compared to the increase in license revenues was primarily attributable to the increase in the customer base that has maintenance contracts. Typically, software services, including implementation and support services, are provided subsequent to the recognition of the license revenues.

         Strategic consulting: Strategic consulting revenues represented 4% and 15% of the total revenues for 2002 and 2001, respectively, and decreased $1.5 million, or 59%, from $2.5 million in 2001 to $1.0 million in 2002. This decrease was primarily attributable to the absence of a comparable revenue stream to replace the successful New Electricity Trading Arrangements (“NETA”) consulting engagement in Europe, which was completed on March 29, 2001. Due to softness in the market for these services and increased competition, we expect lower strategic consulting revenue for the remainder of 2002 in comparison to 2001.

Cost of Revenues

         Cost of licenses: Cost of licenses primarily consists of the software license costs associated with third-party software that is integrated into our products. Cost of licenses as a percentage of license revenue decreased from 3% in 2001 to 2% in 2002.

         Cost of software services: Cost of software services consists primarily of personnel costs associated with providing implementations, support under maintenance contracts and training through our professional service group. Cost of software services increased $1.5 million, or 36%, from $4.0 million in 2001 to $5.5 million in 2002. As a percentage of software services revenue, costs decreased from 54% in 2001 to 41% in 2002. The decrease as a percentage of revenue is the result of an increase in our installed customer base with maintenance contracts and higher implementation consultant utilization percentages. The increase in absolute dollars was primarily attributable to an increase in the number of implementations, training and technical support personnel, including former Altra personnel, to support the growth of the implementations and the installed customer base. We plan to continue expanding our implementation and support services group and, accordingly, expect the dollar amount of our cost of software implementation and support services to increase.

         Cost of strategic consulting: Cost of strategic consulting consists of personnel costs incurred in providing professional consulting services. Cost of strategic consulting decreased $0.2 million, or 20%, from $1.2 million in 2001 to $1.0 million in 2002. As a percentage of strategic consulting revenue, costs increased from 47% in 2001 to 92% in 2002. The increase as a percentage of revenue resulted from lower consultant utilization percentages due to softness in the market for these services and increased competition. The Company is evaluating various alternatives to improve consultant utilization percentages and increase margins.

         Amortization of acquired technology: Amortization of acquired technology represents the amortization of the value placed on the technology acquired through our acquisitions. Amortization of acquired technology increased $3.4 million from $0.6 million in 2001 to $4.0 million in 2002. As a percentage of license revenue, these costs increased from 9% in 2001 to 36% in 2002. Both the increase in cost and percentage of license revenue was due primarily to our acquisition of Altra in November 2001.

Operating Expenses

         Sales and marketing: Sales and marketing expenses consist primarily of sales and marketing personnel costs, travel expenses, advertising and trade show expenses and commissions. Sales and marketing expenses decreased $0.2 million, or 6%, from $2.7 million in 2001 to $2.6 million in 2002. As a percentage of revenue, sales and marketing expenses decreased from 17% in 2001 to 10% 2002. The decrease as a percentage of revenue is the result of our increase in revenue and the timing of advertising and promotional expenses in 2002 compared to 2001.

         Research and development: Research and development expenses consist primarily of personnel costs for product development personnel and other related direct costs associated with the development of new products, the enhancement of existing products, quality assurance and testing. Research and development expenses increased $3.7 million, or 129%, from $2.8 million in 2001 to $6.5 million in 2002. As a percentage of revenue, research and development expenses increased from 17% in 2001 to 26% in 2002. The increased cost as a percentage of revenue was due primarily to an increase in personnel and to other expenses associated with the development of new products and enhancements of existing products, due in part to the acquisition of Altra.

         General and administrative: General and administrative expenses consist primarily of personnel costs of executive, financial, human resources and information services personnel, as well as facility costs and related office expenses, management fees and outside professional fees. General and administrative expenses increased $2.8 million, or 69%, from $4.0 million in 2001 to $6.8 million in 2002. As a percentage of revenue, general and administrative expenses increased from 25% in 2001 to 27% in 2002. The increase in cost is due primarily to increased staffing required to support our expanded operations in the United States, along with an increase in rent and other expenses in 2002 compared to 2001 as a result of our acquisition of Altra in November 2001.

         Amortization of intangible assets: The amortization of intangible assets represents the amortization of other intangible assets and for 2001, goodwill. Amortization of intangibles decreased $2.6 million, or 81%, from $3.2 million in 2001 to $0.6 million in 2002. As a percentage of revenue, amortization expense decreased from 19% in 2001 to 2% in 2002. Both the decrease in expense and as a percentage of revenue are the result of the adoption of FAS No. 142, which eliminated the amortization of goodwill effective January 1, 2002. Had FAS No. 142 been in affect for the three months of 2001 amortization expense for the period would have been $0.5 million.

Loss From Operations

         As a result of the variances described above, operating loss decreased by $0.6 million, from $2.3 million in 2001 to $1.8 million in 2002. Operating expenses as a percentage of revenues were 65% and 78% for 2002 and 2001, respectively.

Interest and Other Income (Expense), net

         Interest and other income (expense) changed by $0.8 million, from $0.5 million of income in 2001 to $(0.3) million of net expense in 2002, due primarily to interest expense in 2002 associated with the $15 million credit facility.

Provision for (Benefit from) Income Taxes

         Provision for (benefit from) income taxes was $(1.2) million in 2002 compared to $0.6 million in 2001. In the first quarter of 2002, the Company formalized transfer pricing agreements for intercompany royalties and other charges for 2002, 2001 and 2000. The application of these intercompany agreements had no impact on pre-tax consolidated amounts but shifted taxable income for prior years from the UK to the US resulting in a net tax benefit of $1.4 million. The reduced taxable income in the UK resulted in a reduction of prior taxes of approximately $2.4 million. The increased taxable income in the US resulted in a tax provision of $1.0 million as a portion of the benefit associated with the utilization of the net operating loss carryforwards was allocated to additional paid-in capital. The shift in taxable income to the U.S. resulted in no tax liability, but reduced the Company's net operating loss carryforwards to approximately $8.7 million as of March 31, 2002, of which the entire benefit, when utilized, would be allocated to additional paid-in-capital.

Adjusted EBITDA

         Earnings before interest and other income (expense), income taxes, amortization, depreciation and non-cash compensation expense, or Adjusted EBITDA, as a percentage of revenues were 14% and 11% for 2002 and 2001, respectively. Adjusted EBITDA increased $1.7 million, or 94%, from $1.8 million in 2001 to $3.6 million in 2002.

LIQUIDITY AND CAPITAL RESOURCES

         In February 2000 and March 2002, we closed the initial public offering and secondary offering of our common stock, issuing 4.1 million and 1.6 million shares of common stock, respectively, realizing net proceeds of $59.0 million and $29.2 million, respectively.

         Our highly liquid assets consist of cash and cash equivalents plus our investments in marketable securities. For the three months ended March 31, 2002, our highly liquid assets increased by $2.6 million, or 6%, from $42.0 million at December 31, 2001 to $44.6 million at March 31, 2002.

         Cash and cash equivalents as of March 31, 2002 were $29.8 million, a decrease of $5.6 million from December 31, 2001.

         Net cash used in operating activities for the three months ended March 31, 2002 was $10.5 million. Net cash used in operating activities primarily resulted from our payment of accrued annual employee incentive bonuses and commissions for 2001, and the reduction of deferred revenue, partially offset by depreciation and amortization.

         Net cash used in investing activities during the three months ended March 31, 2002 was $10.1 million and resulted from the net purchase of $8.2 million in marketable securities, $0.9 million of capital expenditures for computer and communications equipment, purchased software, office equipment, furniture, fixtures and leasehold improvements, and contingent acquisition consideration resulting from an acquisition by Altra prior to Caminus’ acquisition of Altra.

         Net cash provided by financing activities during the three months ended March 31, 2002 was $15.3 million. During the three months ended March 31, 2002 we completed our secondary offering of 1.6 million shares raising $29.2 million of which $15.0 million was used to repay our borrowings under a credit facility. In addition financing activities provided cash of $0.5 million from the sale of common stock in connection with our employee stock purchase plan and $0.6 million from the exercise of stock options.

         We expect that our working capital needs will continue to grow as we execute our growth strategy. We believe the cash and investment balances at March 31, 2002 and cash to be generated from operations will be sufficient to meet our expenditure requirements for the foreseeable future.

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

         Our executive officers and directors and their affiliates beneficially own approximately 26.2% of our outstanding common stock. If these parties act together, they can significantly influence the election of all directors and the approval of actions requiring the approval of a majority of our stockholders. The interests of our executive officers and directors and their affiliates could conflict with the interests of our other stockholders.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         We have no derivative financial instruments. We invest our cash and cash equivalents in investment-grade, debt instruments of state and municipal governments and their agencies and high quality corporate issuers, money market instruments and bank certificates of deposit. As of March 31, 2002, we invested the remaining net proceeds from our initial public offering and secondary offering in similar investment-grade and highly liquid investments.

         Our earnings are affected by fluctuations in the value of our subsidiaries’ functional currency as compared to the currencies of our foreign denominated sales and purchases. The results of operations of our subsidiaries, as reported are dependent upon the various foreign exchange rates and the magnitude of the foreign subsidiaries’ financial statements. At March 31, 2002, our foreign currency translation adjustment was not material and, for the three months ended March 31, 2002, net foreign currency transaction losses were insignificant. In addition to the direct effects of changes in exchange rates, which are a changed dollar value of the resulting sales and related expenses, changes in exchange rates affect the volume of sales or the foreign currency sales price as competitors’ products become more or less attractive.

         For the three months ended March 31, 2002, approximately 18% of our revenues and 14% of our operating expenses were denominated in British pounds. Historically, the effect of fluctuations in currency exchange rates has not had a material impact on our operations. Our exposure to fluctuations in currency exchange rates will increase as we expand our international operations. We conduct our European operations in the United Kingdom and the countries of the European Union, which are part of the European Monetary Union. We have also reviewed the impact the Euro has on our business and whether this will give rise to a need for significant changes in our commercial operations or treasury management functions. Because our European transactions are primarily denominated in British pounds and as yet we have not experienced any significant impact on our European operations from the fluctuations in the exchange rate between Euro and British pounds, we do not believe that fluctuations in the value of the Euro will have any material effect on our business, financial condition or results of operations.

PART II

OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

         The following information relates to the use of proceeds from our initial public offering of common stock. The effective date of our Registration Statement on Form S-1, commission file number 333-88437, relating to our initial public offering, was January 27, 2000.

         Our net offering proceeds, after deducting the total expenses of $6,382 (in thousands), were $59,028 (in thousands).

         From the effective date of the Registration Statement through March 31, 2002, we used the net proceeds from the offering as follows (in thousands):

Repayment of Indebtedness	$4,309

Capital Expenditures	8,096

Termination Fee for Consulting Services	1,300

Bonus payments	522

Lease Termination Fee	186

Earn-out Payment to Zak Associates, Inc.	355

Security Deposit on New York lease	1,739

Acquisition of DC Systems	184

Acquisition of Nucleus	13,676

Acquisition of Altra	11,803

Investments in Marketable Securities	2,151

Cash Used in Operations	14,707

$59,028

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits

                  None.

         (b)  Reports on Form 8-K

         On February 4, 2002, we filed a Current Report on Form 8-K/A. The Form 8-K/A amended the Current Report on Form 8-K, dated November 20, 2001, which we filed to furnish information regarding our acquisition of Altra Software Services, Inc. pursuant to Item 2 of Form 8-K. The Form 8-K/A includes, pursuant to Item 7 of Form 8-K, unaudited financial statements of Altra Software Services, Inc. and unaudited pro forma financial statements of the Company that give effect to the acquisition. The acquisition was accomplished by purchasing from Altra Energy Technologies, Inc. all of the capital stock of Altra Software Services, Inc. pursuant to a Stock Purchase Agreement, dated as of October 12, 2001, by and between the Company and Altra Energy Technologies, Inc. No other reports on Form 8-K were filed by us during the quarter ended March 31, 2002.

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 13, 2002

CAMINUS CORPORATION Registrant /s/ Joseph P. Dwyer Chief Financial Officer and Registrant’s Authorized Officer