Form 10-Q
period 2002-06-30
CAMINUS CORP
filed 2002-08-14
CIK 1095157

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002

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

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes      No

         As of July 31, 2002, there were 18,322,934 shares of Caminus Corporation common stock outstanding.

CAMINUS CORPORATION
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002

TABLE OF CONTENTS

PAGE

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

a) Consolidated Balance Sheets as of June 30, 2002 (Unaudited) and December 31, 2001	3

b) Consolidated Statements of Operations for the three and six months ended June 30, 2002 and 2001 (Unaudited)	4

c) Consolidated Statements of Cash Flows for the six months ended June 30, 2002 and 2001 (Unaudited)	5

d) Notes to Consolidated Financial Statements	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	11

Item 3. Quantitative and Qualitative Disclosures About Market Risk	24

PART II. OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds	25

Item 6. Exhibits and Reports on Form 8-K	26

Signatures	27

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CAMINUS CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	JUNE 30,	DECEMBER 31,
	2002	2001

	(UNAUDITED)
ASSETS

Current assets:

Cash and cash equivalents	$31,796	$35,387

Investments in short-term marketable securities	7,998	6,640

Accounts receivable, net	16,890	22,002

Prepaid expenses and other current assets	4,847	2,361

Total current assets	61,531	66,390

Investments in long-term marketable securities	3,033	—

Fixed assets, net	7,346	7,173

Acquired and internally developed technology, net	14,903	18,441

Other intangibles, net	13,129	14,936

Goodwill, net	59,327	58,045

Other assets	1,852	1,994

Total assets	$161,121	$166,979

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:

Accounts payable	$3,854	$4,108

Accrued liabilities	9,669	16,044

Income taxes payable	203	1,515

Deferred revenue	9,123	12,707

Total current liabilities	22,849	34,374

Long-term debt	—	15,000

Total liabilities	22,849	49,374

Commitments and contingencies	—	—

Stockholders’ equity:

Common stock, par value $0.01 per share, 50,000 shares authorized; 19,631 shares issued and 19,118 outstanding at June 30, 2002; 19,663 shares issued and 17,901 outstanding at December 31, 2001	196	197

Additional paid-in capital	189,661	164,131

Treasury stock, at cost	(3,114)	(4,911)

Deferred compensation	(464)	(677)

Accumulated deficit	(48,240)	(40,676)

Accumulated other comprehensive income (loss)	233	(459)

Total stockholders’ equity	138,272	117,605

Total liabilities and stockholders’ equity	$161,121	$166,979

The accompanying notes are an integral part of these consolidated financial statements.

CAMINUS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2002	2001	2002	2001

		(Unaudited)
Revenues:

Licenses	$4,268	$7,498	$15,264	$13,864

Software services	13,598	8,353	26,892	15,906

Strategic consulting	908	1,887	1,919	4,363

Total revenues	18,774	17,738	44,075	34,133

Cost of revenues:

Cost of licenses	149	103	338	280

Cost of software services	5,816	3,915	11,323	7,963

Cost of strategic consulting	970	1,098	1,905	2,267

Amortization of acquired technology	1,494	502	5,476	1,078

Total cost of revenues	8,429	5,618	19,042	11,588

Gross profit	10,345	12,120	25,033	22,545

Operating expenses:

Sales and marketing	2,855	2,712	5,427	5,435

Research and development	6,642	3,034	13,133	5,870

General and administrative	7,028	4,338	13,843	8,373

Restructuring charges	857	—	857	—

Amortization of intangible assets	510	2,739	1,099	5,899

Total operating expenses	17,892	12,823	34,359	25,577

Loss from operations	(7,547)	(703)	(9,326)	(3,032)

Interest and other income (expense), net	294	694	(1)	1,227

Loss before income taxes	(7,253)	(9)	(9,327)	(1,805)

Provision for (benefit from) income taxes	(582)	938	(1,763)	1,565

Net loss	$(6,671)	$(947)	$(7,564)	$(3,370)

Basic and diluted net loss per share	$(0.34)	$(0.06)	$(0.40)	$(0.21)

Weighted average shares used in computing net loss per share	19,519	15,798	18,797	15,762

The accompanying notes are an integral part of these consolidated financial statements.

CAMINUS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

	Six Months Ended June 30,

	2002	2001

	(Unaudited)
Cash flows from operating activities:

Net loss	$(7,564)	$(3,370)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:

Depreciation and amortization	8,128	7,839

Deferred taxes	—	761

Deferred costs	—	52

Non-cash compensation expense	213	330

Provision for doubtful accounts	289	116

Changes in operating assets and liabilities:

Accounts receivable	4,823	(314)

Prepaid expenses and other current assets	(2,250)	(248)

Accounts payable	(254)	(247)

Accrued liabilities	(5,314)	(2,500)

Income taxes payable	(1,312)	605

Deferred revenue	(3,450)	812

Capitalized software development costs	(1,949)	—

Other	142	(24)

Net cash provided by (used in) operating activities	(8,498)	3,812

Cash flows from investing activities:

Purchase of marketable securities	(8,212)	(2,556)

Proceeds from sales of marketable securities	3,806	16,303

Purchase of fixed assets	(2,033)	(1,843)

Acquisition of Altra	(1,452)	—

Acquisition of Nucleus	—	(100)

Net cash provided by (used in) investing activities:	(7,891)	11,804

Cash flows from financing activities:

Cash received for stock issued under employee stock purchase plan	479	469

Repurchase of common stock	(3,114)	—

Repayment of borrowing under credit facility	(15,000)	—

Net proceeds received from the issuance of common stock	28,978	—

Cash received from exercises of stock options	748	951

Net cash provided by financing activities	12,091	1,420

Effect of exchange rates on cash flows	707	(29)

Net decrease in cash and cash equivalents	(3,591)	17,007

Cash and cash equivalents, beginning of year	35,387	16,883

Cash and cash equivalents, end of period	$31,796	$33,890

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

         Caminus is a leading provider of software and software services that facilitate energy trading, transaction processing, risk management, and decision support within the wholesale energy markets. The Company’s integrated software solutions, which cover all functional areas across the energy value chain and handle all major energy commodities and financial instruments, enable energy companies to more efficiently and profitably trade energy, streamline transaction management, manage complex risk scenarios, and make optimal operational decisions. The Company’s software can be used by any entity that buys, sells, trades, or takes a position in energy. Caminus serves customers in every segment of the wholesale energy industry, including traders, marketers, generators, producers, gatherers, processors, pipelines, utilities, distribution companies, and public agencies.

Principles of consolidation

         The accompanying consolidated financial statements include the accounts of Caminus Corporation and its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated.

Software development costs

         Software development costs are expensed as incurred, except that capitalization of software development costs begins upon establishment of technological feasibility of the product. After technological feasibility is established, significant software development costs are capitalized until the product is available for general release. The capitalized software development costs are then amortized on a straight-line basis over the estimated product life, or on the ratio of current revenues to total projected product revenues, whichever is greater. Through 2001, the period between achieving technological feasibility, which the Company has defined as establishment of a working model, which typically occurs when beta testing commences, and the general release of such software has been short, and software development costs qualifying for capitalization were insignificant. Accordingly, the Company did not capitalize any software development costs through December 31, 2001. At the end of 2001, the company acquired Altra Software Services, Inc, which was involved in a major software development effort to create a new platform for its software products. During the six months ended June 30, 2002, Caminus continued the development of this platform, on which the Company expects most of its future products will reside, beginning with gas functionality. Certain elements of this effort met the criteria for the capitalization of software development costs, and accordingly, $977 and $1,949 of these costs were capitalized during the three and six months periods ended June 30, 2002. The related amortization of these capitalized software development costs for the three and six months ended June 30, 2002 was $9 and $12, and is included in cost of licenses revenues.

New accounting pronouncements

         In July 2001, the FASB issued Statement No. 141, Business Combinations, and Statement No. 142, Goodwill and Other Intangible Assets. Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, as well as all purchase method business combinations completed after June 30, 2001. Statement 141 also specifies criteria that intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill, noting that any purchase price allocable to an assembled workforce may not be accounted for separately from goodwill. Statement 142 requires that effective January 1, 2002 goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of Statement 142. Under Statement 142 intangible assets with definite useful lives are amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.

         The Company adopted the provisions of Statements 141 and 142 effective July 1, 2001 and January 1, 2002 respectively. In connection with the adoption of Statement 142, the Company evaluated its existing intangible assets and goodwill that were acquired in prior purchase business combinations, and intangible assets for assembled workforce in place related to certain prior acquisitions were reclassified to goodwill in order to conform with the new criteria in Statement 141 for recognition of intangible assets apart from goodwill. The Company did not modify the useful lives and residual values of its intangible assets acquired in purchase business combinations. In connection with the adoption of Statement 142, the Company performed an assessment of whether there was an indication that goodwill was impaired as of the date of adoption. The Company assigned the existing goodwill and intangible assets to its North American reporting unit and as of the date of adoption determined, based on an independent valuation, that the fair value of the reporting unit exceeded the carrying amount and thus the goodwill and other related intangible assets were not impaired.

         As of January 1, 2002, the Company had unamortized goodwill in the amount of $58,045 and unamortized identifiable intangible assets in the amount of $33,377, all of which were subject to the transition provisions of Statements 141 and 142. After the reclassification of $708 of intangible assets for an assembled workforce in place to goodwill and adding contingent consideration related to the Altra acquisition to goodwill, as of June 30, 2002, the Company has goodwill and identified intangible assets with definite lives of $59,327 and $26,095, respectively. Effective January 1, 2002, the Company is not amortizing goodwill. The following table provides the pro forma results for the three and six months ended June 30, 2001 as if the nonamortization provisions of Statement 142 had been in effect.

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2002	2001	2002	2001

		(Unaudited)
Loss from operations	$(7,547)	$(703)	$(9,326)	$(3,032)

Add back amortization of goodwill	—	2,326	—	4,997

Adjusted profit (loss) from operations	(7,547)	1,623	(9,326)	1,965

Interest and other income (expense), net	294	694	(1)	1,207

Adjusted income (loss) before provision for income taxes	(7,253)	2,317	(9,327)	3,172

Provision for (benefit from) income taxes	(582)	938	(1,763)	1,565

Adjusted net income (loss)	(6,671)	1,379	(7,564)	1,607

Adjusted net income (loss) per share	$(0.34)	$0.08	$(0.40)	$0.10

Weighted average shares used in computing adjusted net income (loss) per share	19,519	16,313	18,797	16,218

In July 2002, the FASB issued Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities. Statement 146, which is effective prospectively for exit or disposal activities initiated after December 31, 2002, applies to costs associated with an exit activity, including restructurings, or with a disposal of long-lived assets. Those activities can include eliminating or reducing product lines, terminating employees and contracts and relocating plant facilities or personnel. Statement 146 requires that exit or disposal costs are recorded as an operating expense when the liability is incurred and can be measured at fair value. Commitment to an exit plan or a plan of disposal by itself will not meet the requirement for recognizing a liability and the related expense under Statement 146. Statement 146 grandfathers the accounting for liabilities that were previously recorded under EITF Issue 94-3. Accordingly, Statement 146 will have no effect on the restructuring costs recorded or expected to be recorded by the Company in the second and third quarters of 2002.

Reclassifications

         Certain reclassifications were made to prior period amounts to conform to the current period presentation format.

Net loss per share

         Basic and diluted net loss per share is computed by dividing net loss for the period by the weighted average number of shares outstanding for the period. The calculation of diluted net loss per share excludes options (2,658 outstanding as June 30, 2002) to purchase common shares, as the effect of including such options would be antidilutive.

Comprehensive Loss

         Total comprehensive loss for the six months ended June 30, 2002 and 2001 was as follows:

	SIX MONTHS ENDED
	JUNE 30,

	2002	2001

Net loss	$(7,564)	$(3,370)
Reclassification from unrealized gains to

realized gains on marketable securities	—	(222)

Unrealized gain (loss) on marketable securities	(15)	47

Foreign currency translation adjustment	707	(29)

Comprehensive loss	$(6,872)	$(3,574)

2.	SUPPLEMENTAL CASH FLOW INFORMATION

	SIX MONTHS ENDED JUNE 30,

	2002	2001

Unrealized gains (losses) on
available-for-sale securities	(15)	47

Reclassification from unrealized
gains to realized gains on available-for-sale securities	—	(222)

Interest paid	522	—

Income taxes paid	1,333	578

3.	ACQUISITION OF ALTRA SOFTWARE SERVICES, INC.

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

         The purchase price of $60,794 consisted of $24,947 in cash, the issuance of 1,975 shares of common stock with a fair value of $33,891 and approximately $1,956 of other direct acquisition costs including liabilities for severance. The fair value of the common shares issued was determined based upon the average market price of the Company’s common stock over the three-day period before and after the terms of the acquisition were agreed to and announced. The purchase price is subject to adjustment, depending on the final determined value of the tangible net worth, as defined, of Altra, as more fully described in the Stock Purchase Agreement. As a result, 994 of the shares of common stock issued in the acquisition are being held in escrow pending the final determination of the purchase price, and the resolution of certain contingencies. The cash portion of the purchase price was paid for in part from the proceeds of a $15,000 Term Credit Agreement, dated as of November 20, 2001, between the Company and Blue Ridge Investments LLC, and in part from Caminus’ cash and cash equivalents. A summary of the allocation of the acquisition purchase price is as follows:

Fair value of current assets acquired	$6,428

Fair value of property and equipment acquired	1,519

Fair value of current liabilities assumed	(19,195)

Acquired in-process research and development	1,300

Acquired technology	17,659

Other identifiable intangible assets	11,100

Goodwill	41,983

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

         Acquired in-process research and development (“IPR&D”) represents the fair value of the project under development at the date of acquisition. The allocation of $1,300 to IPR&D represents the estimated fair value related to an incomplete project based on a risk-adjusted discount rate applied to projected cash flows. At the date of the acquisition, the project associated with the IPR&D efforts had not yet reached technological feasibility and had no alternative future uses. Accordingly, these costs were expensed upon acquisition. At the acquisition date, Altra was conducting development associated with the next generation of its gas marketing product. The project under development, at the valuation date, is expected to address the functional limitations of the existing product and to meet the needs of a changing energy market environment.

         At the acquisition date, Altra was approximately 50% complete with the IPR&D project. Estimated future development costs totaled $2,500 at the time of acquisition. The Company anticipates that research and development related to this project will be completed during calendar 2002, after which the Company expects to begin generating economic benefits from the value of the completed IPR&D. Through June 30, 2002, development costs for the project were $1,734.

         Had the acquisition of Altra occurred on January 1, 2001 the unaudited pro forma revenues, net loss and basic and diluted net loss per share for the six months ended June 30, 2001 would have been: $47,738, $12,770 and $0.72 respectively. The per share amount was based on a weighted average number of shares outstanding of 17,737. These results, which give effect to certain adjustments, including the amortization of Altra’s intangible assets excluding goodwill, interest expense, provision for income taxes and additional shares outstanding, are not necessarily indicative of results that would have occurred had the acquisitions been consummated on January 1, 2001 or that may be obtained in the future.

4.	STOCKHOLDERS’ EQUITY

         In June 2002, the Company approved a repurchase program for up to $10 million of the Company’s common stock. Under the program, the Company has authorized management to purchase shares of its common stock in the open market, in privately negotiated block trades or in other transactions from time to time. As of June 30, 2002 the Company had repurchased 513 shares for a total of $3,114, which have been recorded as treasury stock.

         In March 2002, the Company sold 1,593 shares of common stock resulting in net proceeds of $28,999. The Company used $15,000 of these proceeds to repay its borrowings under a credit facility with the remainder available for working capital and general corporate purposes.

         In the first quarter of 2002, the Company retired its then held 1,762 treasury shares.

5.	INCOME TAXES

         In 2002, the Company formalized transfer pricing agreements for intercompany royalties and other charges for 2002, 2001 and 2000. The application of these intercompany agreements had no impact on pre-tax consolidated amounts but shifted taxable income for prior years from the U.K. to the U.S. resulting in a net tax benefit of $1,567. The reduced taxable income in the U.K. resulted in a reduction of prior taxes of $1,804. The increased taxable income in the U.S. resulted in no taxes payable and a tax provision of $237 as a portion of the benefit associated with the utilization of the net operating loss carryforwards was allocated to additional paid-in capital. The Company’s U.S. net operating loss carryforwards as of June 30, 2002 were approximately $17,875 of which the benefit associated with the utilization of $10,733 of these net operating loss carryforwards would be allocated to additional paid-in-capital.

6.	SEGMENT REPORTING

         The Company has three reportable segments: software, strategic consulting and corporate. Software comprises the licensing of the Company’s software products and the related implementation and maintenance services. Strategic consulting provides assistance to regulatory entities in establishing policies and provides energy market participants with professional advice regarding where and how to compete in their respective markets. Beginning in the third quarter the Company will cease to operate its strategic consulting business for energy market participants. The Company will continue to perform consulting services under a few strategic consulting contracts for regulatory agencies. Such consulting services will be reported in software services segment beginning with the third quarter of 2002. Corporate includes general overhead and administrative expenses not directly related to the operating segments, including rent and facility costs. Items recorded in the consolidated financial statements for purchase accounting, such as goodwill, intangible assets and related amortization, have been pushed down to the respective segments for segment reporting purposes. In evaluating financial performance, management uses earnings before interest and other income, income taxes, amortization, depreciation and non-cash compensation expense (“Adjusted EBITDA”) as the measure of a segment’s profit or loss.

         The accounting policies of the reportable segments are the same as those described in Note 2 of the Company’s Annual Report on Form 10-K. There are no inter-segment revenues or expenses between the three reportable segments.

         The following table illustrates the financial results of the three reportable segments:

				THREE MONTHS ENDED JUNE 30,

		2002				2001

				(IN THOUSANDS)
		Strategic				Strategic
	Software	Consulting	Corporate	Total	Software	Consulting	Corporate	Total

Operating Results:

Revenues:

Licenses	$4,268	$—	$—	$4,268	$7,498	$—	$—	$7,498

Software services	13,598	—	—	13,598	8,353	—	—	8,353

Strategic consulting	—	908	—	908	—	1,887	—	1,887

Total revenues	$17,866	$908	—	$18,774	$15,851	$1,887	$—	$17,738

Adjusted EBITDA	2,624	(918)	(6,268)	(4,562)	6,179	736	(3,622)	3,293

Non-cash compensation expense	—	—	(93)	(93)	—	—	(303)	(303)

	2,624	(918)	(6,361)	(4,655)	6,179	736	(3,925)	2,990

Amortization and depreciation	(2,004)	—	(888)	(2,892)	(3,068)	(173)	(452)	(3,693)

Operating income (loss)	$620	$(918)	$(7,249)	$(7,547)	$3,111	$563	$(4,377)	$(703)

Total Assets	$147,367	$6,380	$7,374	$161,121	$136,098	$9,148	$21,733	$166,979

				SIX MONTHS ENDED JUNE 30,

		2002				2001

				(IN THOUSANDS)
		Strategic				Strategic
	Software	Consulting	Corporate	Total	Software	Consulting	Corporate	Total

Operating Results:

Revenues:

Licenses	$15,264	$—	$—	$15,264	$13,864	$—	$—	$13,864

Software services	26,892	—		26,892	15,906	—	—	15,906

Strategic consulting	—	1,919	—	—	—	4,363	—	4,363

Total revenues	$42,156	$1,919	—	$44,075	$29,770	$4,363	$—	$34,133

Adjusted EBITDA	12,213	(842)	(12,368)	(997)	10,349	1,969	(7,181)	5,137

Non-cash compensation expense	—	—	(213)	(213)	—	—	(330)	(330)

	12,213	(842)	(12,581)	(1,210)	10,349	1,969	(7,511)	4,807

Amortization and depreciation	(6,575)	—	(1,541)	(8,116)	(6,287)	(691)	(861)	(7,839)

Operating income (loss)	$5,638	$(842)	$(14,122)	$(9,326)	$4,062	$1,278	$(8,372)	$(3,032)

Total Assets	$147,367	$6,380	$7,374	$161,121	$136,098	$9,148	$21,733	$166,979

7.	RESTRUCTURING CHARGES

In the second quarter of 2002, the Company reduced the number of our personnel and consolidated our European strategic consulting services operations into one leased facility. The associated costs of $857 were reflected as a restructuring charge consisting of $496 of severance costs, all of which were paid in the second quarter of 2002, moving costs incurred and related asset write-downs of $128 and $233 of lease commitment costs in excess of estimated sublease rental income. In July 2002, the Board of Directors approved a plan to further reduce our workforce and to cease a majority of our strategic consulting operations, which will include abandoning a leased facility in the U.K. As a result, we will incur additional restructuring charges in the third quarter of 2002, primarily for severance and lease commitments of approximately $2,250 to $2,750.

8.	STOCK OPTION PLANS

         At the Company’s annual meeting on April 24, 2002, the shareholders approved an increase in the authorized shares available for issuance under the 1999 Stock Incentive Plan by 200 to 1,419 shares and under the 1999 Employee Stock Purchase Plan by 500 to 595 shares.

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

Overview

         We are a leading provider of software and software services that facilitate energy trading, transaction processing, risk management, and decision support within the North American and European wholesale energy markets. We were organized as a limited liability company in April 1998, and acquired Zai*Net Software, L.P. and Caminus Limited in May 1998, Positron Energy Consulting in November 1998, DC Systems, Inc. in July 1999, Nucleus Corporation and Nucleus Energy Consulting Corporation (collectively, “Nucleus”) in August 2000, and Altra Software Services, Inc. (“Altra”) in November 2001. In February 2000, we closed the initial public offering of 4.1 million shares of our common stock, realizing net proceeds from the offering of approximately $59.0 million. In March 2002, we closed a secondary offering of 1.6 million shares of our common stock, realizing net proceeds of approximately $29.0 million.

         Since our inception, through our acquisitions and internal growth, we have expanded our organization rapidly, particularly in marketing, sales, and research and development. Our full-time employees increased from 366 at June 30, 2001, to 495 at June 30, 2002. During the second quarter of 2002, in response to industry conditions, we reduced our headcount. We are planning additional headcount reductions in the third quarter of 2002.

         We generate revenues from licensing our software products, providing related implementation services and support, and providing strategic consulting services. We generally license one or more products to our customers, who typically receive perpetual licenses to use our products for a specified number of servers and concurrent users. After the initial license, they may purchase licenses for additional products, servers and users as needed. In addition, customers typically purchase professional services from us, including implementation and training services, and enter into renewable maintenance contracts that provide for software upgrades and technical support over a stated term, typically twelve months. Our strategic consulting practice provides assistance to regulatory entities in establishing policies and provides energy market participants with professional advice regarding where and how to compete in their respective markets.

         Customer payments under our software license agreements are non-refundable. Payment terms generally require that a significant portion of the license fee is payable on delivery of the licensed product with the balance due in installments.

         Our critical accounting policies are those that relate to revenue recognition. The Company follows the provisions of Statement of Position (“SOP”) No. 97-2, “Software Revenue Recognition,” as amended by SOP 98-9, “Modification of SOP 97-2, Software Revenue Recognition, with Respect to Certain Transactions.” Under SOP No. 97-2, if the license agreement does not provide for significant customization of or enhancements to the software, software license revenues are recognized when a license agreement is executed, the product has been delivered, all significant obligations are fulfilled, the fee is fixed or determinable and collectibility is probable. For those license agreements where customer acceptance is required and it is not probable, license revenues are recognized when the software has been accepted. For those license agreements where the licensee requires significant enhancements or customization to adapt the software to the unique specifications of the customer or the service elements of the arrangement are considered essential to the functionality of the software products, both the license revenues and services revenues are recognized using contract accounting. If acceptance of the software and related software services is probable, the percentage of completion method is used to recognize revenue for those types of license agreements, where progress towards completion is measured by comparing software services hours incurred to estimated total hours for each software license agreement. If acceptance of the software and related software services is not probable, then the completed contract method is used and license revenues are recognized only when the Company’s obligations under the license agreement are completed and the software has been accepted. Accordingly, for these contracts, payments received and software license costs are deferred until the Company’s obligations under the license agreement are completed. Anticipated losses, if any, on uncompleted contracts are recognized in the period in which such losses are determined. Maintenance and support revenues associated with new product licenses and renewals are deferred and recognized ratably over the contract period. Software services revenues, not required to be recognized using contract accounting, and strategic consulting revenues are typically billed on a time and materials basis and are recognized as such services are performed. When software licenses, services and/or maintenance are bundled in one arrangement, the fair value of the maintenance fees is determined by the contractual renewal rate and the fair value of the services is based upon the amount the Company invoices customers for such services when they are sold on a stand alone basis.

         We sell our products through our direct sales forces in North America and Europe.

         We currently derive substantially all of our revenues from licensing our software and providing consulting services to participants in the energy industry. The success of our business is dependant on the success of our energy-based customers, which is linked to the energy industry itself. Moreover, because of the capital expenditures required in connection with investing in our software and services, we believe that demand for our software and services could be affected by fluctuations, disruptions, instability or downturns in the energy market, which may cause current and potential customers to leave the energy industry or delay, cancel or reduce any planned expenditures for our software solutions and consulting services. In addition, tighter IT spending budgets and the requirement for higher or multiple level contract approvals by our customers may affect our revenues.

         Revenues from customers outside the United States represented 23% of our total revenues for the six months ended June 30, 2002. A significant portion of our international revenues has historically been derived from sales of our strategic consulting services and software products in the United Kingdom. Beginning in the third quarter the Company will cease to operate its strategic consulting business for energy market participants. The Company will continue to perform consulting services under a few strategic consulting contracts for regulatory agencies. We intend to continue to expand our international operations and commit significant management time and financial resources to developing our direct international sales channels. International revenues may not, however, increase as a percentage of total revenues.

         “Adjusted EBITDA” is defined as earnings before interest and other income, income taxes, depreciation, amortization, and non-cash compensation expense. EBITDA is a non-GAAP measure commonly used by investors and analysts to analyze companies on the basis of operating performance, leverage and liquidity. We present Adjusted EBITDA, which is also a non-GAAP measure, to enhance the understanding of our operating results. We believe that Adjusted EBITDA is an indicator of our operating profitability since it excludes items that are not directly attributable to our ongoing business operations. However, Adjusted EBITDA relies upon our management’s judgment to determine which items are directly attributable to our ongoing business operations and as such is subjective in nature. Adjusted EBITDA should not be construed as an alternative to net income as an indicator of our operating performance or as an alternative to cash flow from operations as a measure of our liquidity. For information about cash flows or results of operations in accordance with generally accepted accounting principles, please see our consolidated financial statements and related notes included elsewhere in this quarterly report.

         Due to our acquisition of Altra, along with the significant changes in our operations, the fluctuation of financial results, including financial data expressed as a percentage of revenues for all periods, does not necessarily provide a meaningful understanding of the expected future results of our operations. The results of operations of Altra are included in our consolidated results of operations beginning December 1, 2001.

Results of Operations

Comparison of the Three Months Ended June 30, 2002 to the Three Months Ended June 30, 2001

         The following table sets forth, except for cost of licenses, cost of software services, and cost of strategic consulting, which are expressed as a percentage of their related revenues, and amortization of acquired technology, which is expressed as a percentage of license revenues, the consolidated financial information expressed as a percentage of revenues for the three months ended June 30, 2002 and 2001. The consolidated financial information for the periods presented are derived from the unaudited consolidated financial statements included elsewhere in this quarterly report.

	THREE MONTHS
	ENDED
	JUNE 30,

	2002	2001

Revenues:

Licenses	23%	42%

Software services	72	47

Strategic consulting	5	11

Total revenues	100	100

Cost of revenues:

Cost of licenses	3%	1%

Cost of software services	43	47

Cost of strategic consulting	107	58

Amortization of acquired

technology	35	7

Gross profit	55	68

Operating expenses:

Sales and marketing	15%	15%

Research and development	35	17

General and administrative	38	25

Restructuring charges	4	—

Amortization of intangible assets	3	15

Total operating expenses	95	72

Loss from operations	(40)	(4)

Other income (expense)	1	4

Provision for (benefit from) income taxes	(3)	5

Net loss	(36)%	(5)%

Revenues

         Licenses: License revenues represented 23% and 42% of the total revenues for 2002 and 2001, respectively, and decreased $3.2 million, or 43%, from $7.5 million in 2001 to $4.3 million in 2002. This decrease was primarily attributable to delays in the timing of consummating several sizable license contracts, widely publicized adverse conditions in the energy markets and general softness in IT spending.

         Software services: Software services revenues represented 72% and 47% of the total revenues for 2002 and 2001, respectively, and increased by $5.2 million, or 63%, from $8.4 million in 2001 to $13.6 million in 2002. This increase was primarily attributable to the increased licensing activity in the fourth quarter of 2001 and the first quarter of 2002, which resulted in increased revenues from customer implementations and maintenance contracts, and the inclusion of Altra in 2002.

         Strategic consulting: Strategic consulting revenues represented 5% and 11% of the total revenues for 2002 and 2001, respectively, and decreased $1.0 million, or 52%, from $1.9 million in 2001 to $0.9 million in 2002. This decrease was primarily attributable to the softness in the market for these services and increased competition. As a result of continued softness in the market for these services, the Company has decided in the third quarter of 2002 to cease operating a separate strategic consulting business in North America and Europe for energy market participants. The Company will continue to perform consulting services under a few strategic consulting contracts for regulatory agencies. Such consulting services will be reported as software services revenue beginning in the third quarter of 2002.

Cost of Revenues

         Cost of licenses: Cost of licenses primarily consists of the software license costs associated with third-party software that is integrated into our products. Cost of licenses as a percentage of license revenue increased from 1% in 2001 to 3% in 2002.

         Cost of software services: Cost of software services consists primarily of personnel costs associated with providing implementations, support under maintenance contracts and training through our professional service group. Cost of software services increased $1.9 million, or 49%, from $3.9 million in 2001 to $5.8 million in 2002. As a percentage of software services revenue, costs decreased from 47% in 2001 to 43% in 2002. The decrease as a percentage of revenue is the result of an increase in our installed customer base with maintenance contracts and higher implementation consultant utilization percentages. The increase in absolute dollars was primarily attributable to an increase in the number of implementations, training and technical support personnel, including former Altra personnel, to support the growth of the implementations and the installed customer base. We plan to maintain our implementation and support services group at levels that allow us to maximize our utilization percentages. Accordingly, we expect the dollar amount of our cost of software implementation and support services to fluctuate with the level of our software services revenue.

         Cost of strategic consulting: Cost of strategic consulting consists of personnel costs incurred in providing professional consulting services. Cost of strategic consulting increased $0.1 million, or 12%, from $1.1 million in 2001 to $1.0 million in 2002. As a percentage of strategic consulting revenue, costs increased from 58% in 2001 to 107% in 2002. The increase as a percentage of revenue resulted primarily from lower consultant utilization percentages due to softness in the market for these services and increased competition. Such consulting services will be reported as software services costs beginning in the third quarter of 2002.

         Amortization of acquired technology: Amortization of acquired technology represents the amortization of the value placed on the technology acquired through our acquisitions. Amortization of acquired technology increased $1.0 million from $0.5 million in 2001 to $1.5 million in 2002. As a percentage of license revenue, these costs increased from 7% in 2001 to 35% in 2002. Both the increase in cost and percentage of license revenue was due primarily to our acquisition of Altra in November 2001.

Operating Expenses

         Sales and marketing: Sales and marketing expenses consist primarily of sales and marketing personnel costs, travel expenses, advertising and trade show expenses and commissions. Sales and marketing expenses increased $0.1 million, or 5%, from $2.7 million in 2001 to $2.8 million in 2002. As a percentage of revenue, sales and marketing expenses remained flat at 15% for 2001 and 2002.

         Research and development: Research and development expenses consist primarily of personnel costs for product development personnel and other related direct costs associated with the development of new products, the enhancement of existing products, quality assurance and testing. Research and development expenses increased $3.6 million, or 120%, from $3.0 million in 2001 to $6.6 million in 2002. As a percentage of revenue, research and development expenses increased from 17% in 2001 to 35% in 2002. The increased cost as a percentage of revenue was due primarily to an increase in personnel and to other expenses associated with the development of new products and enhancements of existing products, due in part to the acquisition of Altra.

         General and administrative: General and administrative expenses consist primarily of personnel costs of executive, financial, human resources and information services personnel, as well as facility costs and related office expenses, management fees and outside professional fees. General and administrative expenses increased $2.7 million, or 62%, from $4.3 million in 2001 to $7.0 million in 2002. As a percentage of revenue, general and administrative expenses increased from 25% in 2001 to 38% in 2002. The increase in cost is due primarily to increased staffing required to support our expanded operations in the United States, along with an increase in rent and other expenses in 2002 compared to 2001 as a result of our acquisition of Altra in November 2001.

         Restructuring charges: Restructuring charges consist of severance costs, moving costs and related asset write-downs and lease commitment costs in excess of estimated sublease rental income. Restructuring costs were $0.9 million in 2002. These restructuring charges in 2002 relate to the relocation and reduction of our strategic consulting operations. We will have additional restructuring charges in the third quarter of 2002 of approximately $2.25 to $2.75 million. These costs include primarily severance and related payroll costs resulting from the implementation of our cost reduction program and the costs resulting from our ceasing to operate a separate strategic consulting business.

         Amortization of intangible assets: The amortization of intangible assets represents the amortization of other intangible assets and for 2001, goodwill. Amortization of intangibles decreased $2.2 million, or 81%, from $2.7 million in 2001 to $0.5 million in 2002. As a percentage of revenue, amortization expense decreased from 15% in 2001 to 3% in 2002. Both the decrease in expense and as a percentage of revenue are the result of the adoption of FAS No. 142, which eliminated the amortization of goodwill effective January 1, 2002. Had FAS No. 142 been in affect for the three months of 2001 amortization expense for the period would have been $0.4 million.

Loss From Operations

         As a result of the variances described above, operating loss increased by $6.8 million, from $0.7 million in 2001 to $7.5 million in 2002. Operating expenses as a percentage of revenues were 95% and 72% for 2002 and 2001, respectively.

Interest and Other Income (Expense), net

         Interest and other income (expense) changed by $0.4 million, from $0.7 million in 2001 to $0.3 million in 2002, due primarily to higher yields on 2001 cash and investments compared to 2002.

Provision for (Benefit from) Income Taxes

         Provision for (benefit from) income taxes was $(0.6) million in 2002 compared to $0.9 million in 2001. In the second quarter of 2002, the Company recorded a benefit for U.K. losses incurred in 2002 compared with income tax expense recorded in 2001. The Company’s U.S. net operating loss carryforwards as of June 30, 2002 were approximately $17.9 million of which the benefit associated with the utilization of $10.7 million of these net operating loss carryforwards would be allocated to additional paid-in-capital.

Adjusted EBITDA

         Earnings before interest and other income (expense), income taxes, amortization, depreciation and non-cash compensation expense, or Adjusted EBITDA, as a percentage of revenues were (14%) and 11% for 2002 and 2001, respectively. Adjusted EBITDA decreased $7.9 million from $3.3 million in 2001 to $(4.6) million in 2002.

Results of Operations

Comparison of the Six Months Ended June 30, 2002 to the Six Months Ended June 30, 2001

         The following table sets forth, except for cost of licenses, cost of software services, and cost of strategic consulting, which are expressed as a percentage of their related revenues, and amortization of acquired technology, which is expressed as a percentage of license revenues, the consolidated financial information expressed as a percentage of revenues for the six months ended June 30, 2002 and 2001. The consolidated financial information for the periods presented are derived from the unaudited consolidated financial statements included elsewhere in this quarterly report.

	SIX MONTHS
	ENDED
	JUNE 30,

	2002	2001

Revenues:

Licenses	35%	41%

Software services	61	46

Strategic consulting	4	13

Total revenues	100	100

Cost of revenues:

Cost of licenses	2%	2%

Cost of software services	42	50

Cost of strategic consulting	99	52
Amortization of acquired Technology	36	8

Gross profit	57	66

Operating expenses:

Sales and marketing	12%	16%

Research and development	30	17

General and administrative	31	25

Restructuring charges	2	—

Amortization of intangible assets	3	17

Total operating expenses	78	75

Loss from operations	(21)	(9)

Other income (expense)	—	4

Provision for (benefit from) income taxes	(4)	5

Net loss	(17)%	(10)%

Revenues

         Licenses: License revenues represented 35% and 41% of the total revenues for 2002 and 2001, respectively, and increased $1.4 million, or 10%, from $13.9 million in 2001 to $15.3 million in 2002. This increase was primarily attributable to increased demand in the first quarter of 2002 for new and additional licenses from new and existing customers, larger average transaction sizes and the addition of revenue recognized from Altra. This increase was lessened in part by delays in the timing of consummating several sizeable license contracts, widely publicized adverse conditions in the energy markets and general softness in IT spending.

         Software services: Software services revenues represented 61% and 46% of the total revenues for 2002 and 2001, respectively, and increased by $11.0 million, or 69%, from $15.9 million in 2001 to $26.9 million in 2002. This increase was primarily attributable to increased licensing activity in the fourth quarter of 2001 and the first quarter of 2002, which resulted in increased revenues from customer implementations and maintenance contracts, and the inclusion of Altra in 2002. The greater percentage increase in software services revenues as compared to the increase in license revenues was primarily attributable to the increase in the customer base that has maintenance contracts. Typically, software services, including implementation and support services, are provided subsequent to the recognition of the license revenues.

         Strategic consulting: Strategic consulting revenues represented 4% and 13% of the total revenues for 2002 and 2001, respectively, and decreased $2.4 million, or 56%, from $4.4 million in 2001 to $1.9 million in 2002. This decrease was primarily attributable to the absence in 2002 of a comparable revenue stream to replace the successful New Electricity Trading Arrangements (“NETA”)

consulting engagement in Europe, which was completed on March 29, 2001. As a result of continued softness in the market for these services, the Company has decided to cease operating a separate strategic consulting business in North America and Europe for energy market participants. The Company will continue to perform consulting services under a few strategic consulting contracts for regulatory agencies. Such consulting services will be reported as software services revenue beginning in the third quarter of 2002.

Cost of Revenues

         Cost of licenses: Cost of licenses as a percentage of license revenue remained flat at 2% in both 2001 and 2002.

         Cost of software services: Cost of software services increased $3.4 million, or 42%, from $8.0 million in 2001 to $11.3 million in 2002. As a percentage of software services revenue, costs decreased from 50% in 2001 to 42% in 2002. The decrease as a percentage of revenue is the result of an increase in our installed customer base with maintenance contracts and higher implementation consultant utilization percentages. The increase in absolute dollars was primarily attributable to an increase in the number of implementations, training and technical support personnel, including former Altra personnel, to support the growth of the implementations and the installed customer base. We plan to maintain our implementation and support services group at levels that allow us to maximize our utilization percentages. Accordingly, we expect the dollar amount of our cost of software implementation and support services to fluctuate with the level of our software services revenue.

         Cost of strategic consulting: Cost of strategic consulting decreased $0.4 million or 16% from $2.3 million in 2001 to $1.9 million in 2002. As a percentage of strategic consulting revenue, costs increased from 52% in 2001 to 99% in 2002. The increase as a percentage of revenue resulted primarily from lower consultant utilization percentages due to softness in the market for these services and increased competition.

         Amortization of acquired technology: Amortization of acquired technology increased $4.4 million from $1.1 million in 2001 to $5.5 million in 2002. As a percentage of license revenue, these costs increased from 8% in 2001 to 36% in 2002. Both the increase in cost and percentage of license revenue was due primarily to our acquisition of Altra in November 2001.

Operating Expenses

         Sales and marketing: Sales and marketing expenses remained constant at $5.4 for 2001 and 2002 respectively. As a percentage of revenue, sales and marketing expenses decreased from 16% in 2001 to 12% 2002. The decrease as a percentage of revenue is the result of our increase in revenue in 2002 compared to 2001.

         Research and development: Research and development expenses increased $7.3 million, or 124%, from $5.9 million in 2001 to $13.1 million in 2002. As a percentage of revenue, research and development expenses increased from 17% in 2001 to 30% in 2002. The increased cost as a percentage of revenue was due primarily to an increase in personnel and to other expenses associated with the development of new products and enhancements of existing products, due in part to the acquisition of Altra.

         General and administrative: General and administrative expenses increased $5.5 million, or 65%, from $8.4 million in 2001 to $13.8 million in 2002. As a percentage of revenue, general and administrative expenses increased from 25% in 2001 to 31% in 2002. The increase in cost is due primarily to increased staffing required to support our expanded operations in the United States, along with an increase in rent and other expenses in 2002 compared to 2001 as a result of our acquisition of Altra in November 2001.

         Restructuring charges: Restructuring charges were $0.9 million in 2002. These restructuring charges in 2002 relate to the relocation and reduction of our strategic consulting operations. We will have additional restructuring charges in the third quarter of 2002 of approximately $2.25 to $2.75 million. These costs include primarily severance and related payroll costs resulting from the implementation of our cost reduction program and the costs resulting from our ceasing to operate a separate strategic consulting business.

         Amortization of intangible assets: The amortization of intangible assets represents the amortization of other intangible assets and for 2001, goodwill. Amortization of intangibles decreased $4.8 million, or 81%, from $5.9 million in 2001 to $1.1 million in 2002. As a percentage of revenue, amortization expense decreased from 17% in 2001 to 3% in 2002. Both the decrease in expense and as a percentage of revenue are the result of the adoption of FAS No. 142, which eliminated the amortization of goodwill effective January 1, 2002. Had FAS No. 142 been in affect for the six months of 2001 amortization expense for the period would have been $0.9 million.

Loss From Operations

         As a result of the variances described above, operating loss increased by $6.3 million, from $3.0 million in 2001 to $9.3 million in 2002. Operating expenses as a percentage of revenues were 78% and 75% for 2002 and 2001, respectively.

Interest and Other Income (Expense), net

         Interest and other income (expense) changed by $1.2 million, from $1.2 million of income in 2001 to $0.0 million in 2002, due primarily to interest expense in 2002 associated with the $15 million credit facility and lower interest rates.

Provision for (Benefit from) Income Taxes

         Provision for (benefit from) income taxes was $(1.8) million in 2002 compared to $1.5 million in 2001 In 2002, the Company formalized transfer pricing agreements for intercompany royalties and other charges for 2002, 2001 and 2000. The application of these intercompany agreements had no impact on pre-tax consolidated amounts but shifted taxable income for prior years from the U.K. to the U.S. resulting in a net tax benefit of $1.6 million. The reduced taxable income in the U.K. resulted in a reduction of prior taxes of $1.8 million. The increased taxable income in the U.S. resulted in no taxes payable and a tax provision of $0.2 million as a portion of the benefit associated with the utilization of the net operating loss carryforwards was allocated to additional paid-in capital. In addition, the Company recorded a benefit for U.K. losses incurred in 2002 compared with income tax expense recorded in 2001. The Company’s U.S. net operating loss carryforwards as of June 30, 2002 were approximately $17.9 million of which the benefit associated with the utilization of $10.7 million of these net operating loss carryforwards would be allocated to additional paid-in-capital.

Adjusted EBITDA

         Earnings before interest and other income (expense), income taxes, amortization, depreciation and non-cash compensation expense, or Adjusted EBITDA, as a percentage of revenues were (2)% and 15% for 2002 and 2001, respectively. Adjusted EBITDA decreased $6.1 million, or 119%, from $5.1 million in 2001 to $(1.0) million in 2002.

LIQUIDITY AND CAPITAL RESOURCES

         In February 2000 and March 2002, we closed the initial public offering and secondary offering of our common stock, issuing 4.1 million and 1.6 million shares of common stock, respectively, realizing net proceeds of $59.0 million and $29.0 million, respectively.

         Our highly liquid assets consist of cash and cash equivalents plus our investments in marketable securities. For the six months ended June 30, 2002, our highly liquid assets increased by $0.8 million, or 2%, from $42.0 million at December 31, 2001 to $42.8 million at June 30, 2002.

         Cash and cash equivalents as of June 30, 2002 were $31.8 million, a decrease of $3.6 million from December 31, 2001.

         Net cash used in operating activities for the six months ended June 30, 2002 was $8.5 million. Net cash used in operating activities primarily resulted from our payment of accrued annual employee incentive bonuses and commissions for 2001 and other accrued liabilities aggregating $5.3 million, and the reduction of deferred revenue by $3.5 million.

         Net cash used in investing activities during the six months ended June 30, 2002 was $7.8 million and resulted from the net purchase of $4.4 million in marketable securities, $2.0 million of capital expenditures for computer and communications equipment, purchased software, office equipment, furniture, fixtures and leasehold improvements, and contingent acquisition consideration resulting from an acquisition by Altra prior to Caminus’ acquisition of Altra.

         Net cash provided by financing activities during the six months ended June 30, 2002 was $12.1 million. During the six months ended June 30, 2002 we completed our secondary offering of 1.6 million shares raising $29.0 million of which $15.0 million was used to repay our borrowings under a credit facility. In addition financing activities provided cash of $0.5 million from the sale of common stock in connection with our employee stock purchase plan and $0.7 million from the exercise of stock options. These increases in cash were offset in part by the repurchase of $3.1 million of our common stock.

         We believe the cash and investment balances at June 30, 2002 and cash to be generated from operations will be sufficient to meet our expenditure requirements for the foreseeable future.

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

         Our revenues and results of operations have fluctuated in the past and may vary from quarter to quarter in the future. These fluctuations may adversely affect our business, financial condition, and the market price of our common stock particularly if our quarterly results fall below the expectations of securities analysts. A number of factors, many of which are outside our control, may cause variations in our quarterly revenues and operating results, including:

•	changes in demand for our software solutions and consulting services;

•	the length of our sales cycle, and the timing and recognition of sales of our products and services, including the timing and recognition of significant product orders;

•	unexpected delays in the development and introduction of new products and services;

•	increased expenses, whether related to sales and marketing, software development or other corporate activities;

•	changes in the rapidly evolving market for products and services in the energy industry;

•	the mix of our revenue during any period, particularly with respect to the breakdown between software license and services revenues;

•	the hiring, retention and utilization of personnel;

•	costs related to the integration of people, operations and products from previously acquired businesses and technologies and from future acquisitions, if any; and

•	general economic conditions.

         Accordingly, we believe that quarter-to-quarter comparisons of our results of operations are not necessarily meaningful. You should not rely on our historical quarterly results as an indication of our future performance.

Our financial success is closely linked to the health of the energy industry.

         We currently derive substantially all of our revenues from licensing our software and providing consulting services to participants in the energy industry. The success of our business is dependant on the success of our energy-based customers, which is linked to the energy industry itself. Moreover, because of the capital expenditures required in connection with investing in our software and services, we believe that demand for our software and services could be affected by fluctuations, disruptions, instability or downturns in the energy market, which may cause current and potential customers to leave the energy industry or delay, cancel or reduce any planned expenditures for our software solutions and consulting services. In addition, tighter IT spending budgets and the requirement for higher or multiple level contract approvals by our customers may affect our revenues.

Recent events and disclosures have created uncertainty in the energy markets.

         Adverse events and disclosures affecting numerous energy market participants have created uncertainty in the energy markets. Beginning with disclosures of alleged financial and accounting improprieties by, and the subsequent bankruptcy of, Enron Corporation, and followed by disclosures of abusive trading practices and possible financial and accounting improprieties by certain energy traders and other energy market participants, the energy markets have been subjected to an unprecedented series of bad news, resulting in uncertainty. It is impossible to predict the outcome of current market uncertainty. Among other things, the results could include certain energy market participants exiting energy trading, either temporarily or permanently, thereby shrinking the customer base that we sell into, or new or enhanced government regulation of participants and/or transactions in the energy markets. Any such results may materially adversely affect our business, results of operations and financial condition.

Our sales cycle may be subject to seasonality, which could result in fluctuations in the market price of our common stock.

         We may experience seasonality in the sales of our software. For instance, many of our current and potential customers in the energy industry face budgetary incentives to invest in energy software before the end of each fiscal year. As a result, we may tend to report higher revenues during the fourth quarter of our fiscal year and lower revenues during the first quarter of our fiscal year. These seasonal variations in our sales may lead to fluctuations in our quarterly operating results, which in turn may lead to volatility in the market price of our common stock.

Substantial competition could reduce our market share and materially adversely affect our financial performance.

         The market for products and services in the energy industry is very competitive, and we expect competition to intensify in the future. We currently face competition from a variety of sources, including energy software providers, in-house development, large consultancies and enterprise software companies.

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

         We have experienced significant growth throughout most of our history. We cannot assure you that we will not experience difficulties managing our growth in the future. Future growth may place increased demands on our management, financial and operational resources. In addition, as part of our growth, we will need to expand, train and manage our employee base and maintain close coordination within our organization. If we are unable to manage our growth effectively, our business, results of operations, and financial condition could be materially adversely affected.

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

         Although the global energy industry has experienced significant deregulation in recent years, it is still subject to extensive and varied local, regional and national regulation. These regulations affect all energy industry participants, including utilities, producers, energy marketers, processors, storage operators, distributors, marketers and pipelines. If we are unable to design and develop software solutions and strategic consulting services that address the numerous and changing regulatory requirements or we fail to alter our software and services rapidly enough, our customers or potential customers may not purchase our software and services.

         In addition, it is difficult to predict the extent to which the global energy industry will continue to become deregulated. The recent bankruptcy filing of Enron Corporation, formerly one of the energy industry’s largest traders and market makers, and disclosures of actual or alleged abusive trading practices by certain energy market participants have resulted in numerous government and private inquiries and investigations. The impact of such inquiries and investigations cannot be determined at this time. Any changes to the laws and regulations to which companies in the energy industry are subject may materially adversely affect our business, results of operations, and financial condition.

Our stock price has been and may remain volatile.

         The market price of our common stock has been in the past, and may in the future be, subject to wide fluctuations in response to factors such as:

•	variations in quarterly operating results, due to delay in or loss of anticipated software license revenue or other factors;

•	announcements, by us or our competitors, of significant contracts, acquisitions, strategic partnerships, joint ventures or capital commitments;

•	changes in recommendations or financial estimates by securities analysts;

•	loss or addition of major customers;

•	conditions and trends in the energy industry; and

•	general conditions in the economy or the financial markets.

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

         Our executive officers and directors and their affiliates beneficially own approximately 27.9% of our outstanding common stock. If these parties act together, they can significantly influence the election of all directors and the approval of actions requiring the approval of a majority of our stockholders. The interests of our executive officers and directors and their affiliates could conflict with the interests of our other stockholders.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         We have no derivative financial instruments. We invest our cash and cash equivalents in investment-grade, debt instruments of state and municipal governments and their agencies and high quality corporate issuers, money market instruments and bank certificates of deposit. As of June 30, 2002, we invested the remaining net proceeds from our initial public offering and secondary offering in similar investment-grade and highly liquid investments.

         Our earnings are affected by fluctuations in the value of our subsidiaries’ functional currency as compared to the currencies of our foreign denominated sales and purchases. The results of operations of our subsidiaries, as reported are dependent upon the various foreign exchange rates and the magnitude of the foreign subsidiaries’ financial statements. At June 30, 2002, our foreign currency translation adjustment was not material and, for the six months ended June 30, 2002, net foreign currency transaction losses were insignificant. In addition to the direct effects of changes in exchange rates, which are a changed dollar value of the resulting sales and related expenses, changes in exchange rates affect the volume of sales or the foreign currency sales price as competitors’ products become more or less attractive.

         For the six months ended June 30, 2002, approximately 17% of our revenues and 16% of our operating expenses were denominated in British pounds. Historically, the effect of fluctuations in currency exchange rates has not had a material impact on our operations. Our exposure to fluctuations in currency exchange rates will increase as we expand our international operations. We conduct our European operations in the United Kingdom and the countries of the European Union, which are part of the European Monetary Union. We have also reviewed the impact the Euro has on our business and whether this will give rise to a need for significant changes in our commercial operations or treasury management functions. Because our European transactions are primarily denominated in British pounds and as yet we have not experienced any significant impact on our European operations from the fluctuations in the exchange rate between Euro and British pounds, we do not believe that fluctuations in the value of the Euro will have any material effect on our business, financial condition or results of operations.

PART II
OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

         The following information relates to the use of proceeds from our initial public offering of common stock. The effective date of our Registration Statement on Form S-1, commission file number 333-88437, relating to our initial public offering, was January 27, 2000.

         Our net offering proceeds, after deducting the total expenses of $6,382 (in thousands), were $59,028 (in thousands).

         From the effective date of the Registration Statement through June 30, 2002, we used the net proceeds from the offering as follows (in thousands):

Repayment of Indebtedness	$4,309

Capital Expenditures	9,185

Termination Fee for Consulting Services	1,300

Bonus payments	522

Lease Termination Fee	186

Earn-out Payment to Zak Associates, Inc.	355

Security Deposit on New York lease	1,739

Acquisition of DC Systems	184

Acquisition of Nucleus	13,676

Acquisition of Altra	12,268

Investments in Marketable Securities	597

Cash Used in Operations	14,707

$59,028

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         At our Annual Meeting of Stockholders held on April 24, 2002, our stockholders approved the following items:

1.	The election of Christopher S. Brothers and David M. Stoner as Class III directors for the ensuing three years.

2.	An amendment to our 1999 Stock Incentive Plan, increasing from 1,218,943 to 1,418,943 the number of shares of our common stock authorized for issuance under such plan.

3.	An amendment to our 1999 Employee Stock Purchase Plan, increasing from 95,238 to 595,238 the number of shares of our common stock authorized for issuance under such plan.

4.	The ratification of the appointment of KPMG LLP as our independent auditors for the current year.

The other directors of the Company whose terms of office continued after the Annual Meeting are Anthony H. Bloom, Richard K. Landers, Clare M.J. Spottiswoode, Nigel L. Evans, Lawrence D. Gilson and Brian J. Scanlan. There were 17,996,934 shares of our common stock issued, outstanding and eligible to vote on the record date of March 8, 2002. The results of the voting for each matter are set forth below.

ELECTION OF DIRECTORS		VOTES FOR	VOTES WITHHELD

CHRISTOPHER S. BROTHERS		13,242,165	9,678

DAVID M. STONER		11,039,057	2,212,789

AMENDMENT TO THE 1999
STOCK INCENTIVE PLAN	VOTES FOR	VOTES AGAINST	ABSTENTIONS

	8,081,310	5,169,258	1,275

AMENDMENT TO THE 1999
EMPLOYEE STOCK
PURCHASE PLAN	VOTES FOR	VOTES AGAINST	ABSTENTIONS

	12,469,060	781,733	1,050

RATIFICATION OF AUDITORS	VOTES FOR	VOTES AGAINST,	ABSTENTIONS

	12,777,420	473,898	525

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

The exhibits listed on the Exhibit Index immediately preceding such exhibits are filed as part of this report.

(b)	Reports on Form 8-K

None.

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 14, 2002

CAMINUS CORPORATION Registrant

/s/ Joseph P. Dwyer

Chief Financial Officer and Registrant’s Authorized Officer

Exhibit
No.	Description

10.1	1999 Stock Incentive Plan, as amended. (Incorporated herein by reference to Appendix A to the Registrant’s Definitive Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on March 22, 2002.

10.2	1999 Employee Stock Purchase Plan, as amended. (Incorporated herein by reference to Appendix B to the Registrant’s Definitive Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on March 22, 2002.

99.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer)

99.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer)