Form 10-Q
period 2002-09-30
CAMINUS CORP
filed 2002-11-06
CIK 1095157

===============================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                 ---------------

                                    FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002

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

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of October 31, 2002, there were 17,057,518 shares of Caminus Corporation common stock outstanding.

===============================================================================

                               CAMINUS CORPORATION
                                    FORM 10-Q
                FOR THE QUARTERLY PERIOD ENDED September 30, 2002

                                TABLE OF CONTENTS

                                                              PAGE
                                                              ----
PART I. FINANCIAL INFORMATION
  Item 1. Financial Statements
    a) Consolidated Balance Sheets as of September 30,
       2002 (Unaudited) and December 31, 2001........           3
    b) Consolidated Statements of
       Operations for the three and nine months ended
       September 30, 2002 and 2001 (Unaudited).......           4
    c) Consolidated Statements of Cash Flows for the
       nine months ended September 30, 2002 and 2001
       (Unaudited)...................................           5
    d) Notes to Consolidated Financial Statements....           6
  Item 2. Management's Discussion and Analysis of
Financial Condition and Results of Operations........          12
  Item 3. Quantitative and Qualitative Disclosures About
Market Risk..........................................          24
  Item 4. Controls and Procedures....................          24
PART II. OTHER INFORMATION
  Item 2. Changes in Securities and Use of Proceeds..          25
  Item 6. Exhibits and Reports on Form 8-K...........          25
  Signatures.........................................          26
  Certifications.....................................          26

                                     PART I

                              FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                      CAMINUS CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                        SEPTEMBER 30,    DECEMBER 31,
                                                            2002            2001
                                                        -------------    ------------
                                                         (UNAUDITED)
ASSETS
Current assets:
  Cash and cash equivalents.........................     $ 19,225         $ 35,387
  Investments in short-term marketable securities...        9,600            6,640
  Accounts receivable, net..........................       14,190           22,002
  Prepaid expenses and other current assets.........        3,680            2,361
                                                         --------         --------
     Total current assets...........................       46,695           66,390
Investments in long-term marketable securities......       10,222                -
Fixed assets, net...................................        6,958            7,173
Acquired and internally developed technology, net...       13,116           18,441
Other intangibles, net..............................       12,669           14,936
Goodwill, net.......................................       60,091           58,045
Other assets........................................        1,739            1,994
                                                         --------         --------
     Total assets...................................     $151,490         $166,979
                                                         ========         ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..................................     $  2,976         $  4,108
  Accrued liabilities...............................       12,089           16,044
  Income taxes payable..............................          196            1,515
  Deferred revenue..................................        7,728           12,707
                                                         --------         --------
     Total current liabilities......................       22,989           34,374
  Long-term debt....................................            -           15,000
                                                         --------         --------
     Total liabilities..............................       22,989           49,374
                                                         --------         --------


Commitments and contingencies.......................            -                -
Stockholders' equity:
Common stock, par value $0.01 per share, 50,000
   shares authorized; 19,682 shares issued and
   17,058 outstanding at September 30, 2002;
   19,663 shares issued and 17,901 outstanding
   at December 31, 2001.............................          197              197
Additional paid-in capital..........................      189,738          164,131
Treasury stock, at cost.............................       (8,195)          (4,911)
Deferred compensation...............................         (374)            (677)
Accumulated deficit.................................      (53,364)         (40,676)
Accumulated other comprehensive income (loss).......          499             (459)
                                                         --------         ---------
     Total stockholders' equity.....................      128,501          117,605
                                                         --------         --------
     Total liabilities and stockholders' equity.....     $151,490         $166,979
                                                         ========         ========

 The accompanying notes are an integral part of these consolidated financial statements.

                      CAMINUS CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                     Three Months Ended             Nine Months Ended
                                                                        September 30,                 September 30,
                                                                        -------------                 -------------
                                                                      2002           2001         2002            2001
                                                                      ----           ----         ----            ----
                                                                                        (Unaudited)

Revenues:
   Licenses ..................................................    $     7,323   $       5,558  $    22,587    $    19,422
   Software services .........................................         12,419           7,786       39,311         23,692
   Strategic consulting ......................................              -           1,812        1,919          6,175
                                                                  -----------   -------------  -----------    -----------
         Total revenues ......................................         19,742          15,156       63,817         49,289
                                                                  -----------   -------------  -----------    -----------
Cost of revenues:
   Cost of licenses ..........................................            272             361          610            641
   Cost of software services .................................          5,752           4,044       17,075         12,007
   Cost of strategic consulting ..............................              -           1,150        1,905          3,417
   Amortization of acquired technology .......................          1,368             464        6,844          1,542
                                                                  -----------   -------------  -----------    -----------
         Total cost of revenues ..............................          7,392           6,019       26,434         17,607
                                                                  -----------   -------------  -----------    -----------
              Gross profit ...................................         12,350           9,137       37,383         31,682
                                                                  -----------   -------------  -----------    -----------
Operating expenses:
   Sales and marketing .......................................          2,067           2,525        7,494          7,960
   Research and development ..................................          6,454           3,032       19,587          8,902
   General and administrative.................................          6,239           3,965       20,082         12,338
   Restructuring charges......................................          2,629               -        3,486              -
   Amortization of intangible assets..........................            459           2,546        1,558          8,445
                                                                  -----------   -------------  -----------    -----------
         Total operating expenses.............................         17,848          12,068       52,207         37,645
                                                                  -----------   -------------  -----------    -----------
Loss from operations..........................................         (5,498)         (2,931)     (14,824)        (5,963)
   Interest and other income, net.............................            315             496          314          1,723
                                                                  -----------   -------------  -----------    -----------
Loss before income taxes......................................         (5,183)         (2,435)     (14,510)        (4,240)
Provision for (benefit from) income taxes.....................            (59)            690       (1,822)         2,255
                                                                  ------------  -------------  ------------   -----------
Net loss......................................................    $    (5,124)  $      (3,125) $   (12,688)   $    (6,495)
                                                                  ===========   =============  ===========    ===========
Basic and diluted net loss per share..........................    $     (0.29)  $       (0.20) $     (0.69)   $     (0.41)
                                                                  ===========   =============  ===========    ===========
Weighted average shares used in computing net loss per share..         17,867          15,902       18,487         15,808
                                                                  ===========   =============  ===========    ===========

 The accompanying notes are an integral part of these consolidated financial statements.

                      CAMINUS CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                       Nine Months Ended September 30,
                                                                       -------------------------------
                                                                          2002                 2001
                                                                       ----------           ----------
Cash flows from operating activities:                                            (Unaudited)
   Net loss                                                             $(12,688)           $ (6,495)
   Adjustments to reconcile net loss to net cash provided by
     (used in) operating activities:

     Depreciation and amortization                                        10,897              11,378
     Deferred taxes                                                            -                 761
     Deferred costs                                                            -                  52
     Non-cash compensation expense                                           303                 508
     Provision for doubtful accounts                                         389                 261
   Changes in operating assets and liabilities:
     Accounts receivable                                                   7,423               2,619
     Prepaid expenses and other current assets                            (1,083)               (369)
     Accounts payable                                                     (1,132)                (13)
     Accrued liabilities                                                  (2,894)             (1,480)
     Income taxes payable                                                 (1,319)                (42)
     Deferred revenue                                                     (4,845)               (491)
     Capitalized software development costs                               (1,949)                  -
     Other                                                                   255                 (75)
                                                                        --------            --------
Net cash provided by (used in) operating activities                       (6,643)              6,614
                                                                        --------            --------

Cash flows from investing activities:
    Purchase of marketable securities                                    (16,986)            (18,278)
    Proceeds from sales of marketable securities                           3,806              16,303
    Purchase of fixed assets                                              (2,476)             (2,473)
    Acquisition of Altra                                                  (1,906)                 --
    Acquisition of Nucleus                                                     -                (168)
                                                                        --------            --------
Net cash used in investing activities                                    (17,562)             (4,616)
                                                                        --------            --------

Cash flows from financing activities:
      Cash received for stock issued under employee stock
       purchase plan                                                         569                 842
      Repurchase of common stock                                          (8,195)                  -
      Repayment of borrowing under credit facility                       (15,000)                  -
      Net proceeds received from the issuance of common stock             28,966                   -
      Cash received from exercises of stock options                          748               1,002
                                                                        --------            --------
Net cash provided by financing activities                                  7,088               1,844
                                                                        --------            --------
Effect of exchange rates on cash flows                                       955                 312
                                                                        --------            --------
Net increase (decrease) in cash and cash equivalents                     (16,162)              4,154
Cash and cash equivalents, beginning of year                              35,387              16,883
                                                                        --------            --------
Cash and cash equivalents, end of period                                $ 19,225            $ 21,037
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

     Caminus provides software and software services that facilitate energy trading, transaction processing, risk management, and decision support within the wholesale energy markets. The Company's integrated software solutions, which cover all functional areas across the energy value chain and handle all major energy commodities and financial instruments, enable energy companies to more efficiently and profitably trade energy, streamline transaction management, manage complex risk scenarios, and make optimal operational decisions. The Company's software can be used by any entity that buys, sells, trades, or takes a position in energy. Caminus serves customers in every segment of the wholesale energy industry, including traders, marketers, generators, producers, gatherers, processors, pipelines, utilities, distribution companies, and public agencies.

Principles of consolidation

     The accompanying consolidated financial statements include the accounts of Caminus Corporation and its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated.

Revenue recognition

     The Company generates revenues from licensing its software products, reselling its products through distributors, providing related implementation services and support and providing strategic consulting services. The Company follows the provisions of Statement of Position ("SOP") No. 97-2, "Software Revenue Recognition," as amended by SOP 98-9, "Modification of SOP 97-2, Software Revenue Recognition, with Respect to Certain Transactions." Under SOP No. 97-2, if the license agreement does not provide for significant customization of or enhancements to the software, software license revenues are recognized when a license agreement is executed, the product has been delivered, all significant obligations are fulfilled, the fee is fixed or determinable and collectibility is probable. For those license agreements where customer acceptance is required and it is not probable, license revenues are recognized when the software has been accepted. For those license agreements where the licensee requires significant enhancements or customization to adapt the software to the unique specifications of the customer or the service elements of the arrangement are considered essential to the functionality of the software products, both the license revenues and services revenues are recognized using contract accounting. If acceptance of the software and related software services is probable, the percentage of completion method is used to recognize revenue for those types of license agreements, where progress towards completion is measured by comparing software services hours incurred to estimated total hours for each software license agreement. If acceptance of the software and related software services is not probable, then the completed contract method is used and license revenues are recognized only when the Company's obligations under the license agreement are completed and the software has been accepted. Accordingly, for these contracts, payments received and software license costs are deferred until the Company's obligations under the license agreement are completed. Anticipated losses, if any, on uncompleted contracts are recognized in the period in which such losses are determined. For non-exclusive software licenses with distributors to resell the Company's software in exchange for royalty payments based on the number of software products resold, the Company recognizes nonrefundable software license fees as revenue when the software product master is delivered and accepted and the cash is received from the reseller, assuming all other revenue recognition criteria are met. Subsequent royalty revenue related to the resale of the software is recognized as earned. Maintenance and support revenues associated with new product licenses and renewals are deferred and recognized ratably over the contract period. Software services revenues, not required to be recognized using contract accounting, and strategic consulting revenues are typically billed on a time and materials basis and are recognized as such services are performed. When software licenses, services and/or maintenance are bundled in one arrangement, the fair value of the maintenance fees is determined by the contractual renewal rate and the fair value of the services is based upon the amount the Company invoices customers for such services when they are sold on a stand alone basis.

Software development costs

     Software development costs are expensed as incurred, except that capitalization of software development costs begins upon establishment of technological feasibility of the product. After technological feasibility is established, significant software development costs are capitalized until the product is available for general release. The capitalized software development costs are then amortized on a straight-line basis over the estimated product life, which is primarily four years, or on the ratio of current revenues to total projected product revenues, whichever is greater. Through 2001, the period between achieving technological feasibility, which the Company has defined as establishment of a working model, which typically occurs when beta testing commences, and the general release of such software has been short, and software development costs qualifying for capitalization were insignificant. Accordingly, the Company did not capitalize any software development costs through December 31, 2001. At the end of 2001, the company acquired Altra Software Services, Inc, which was involved in major software development efforts to create a new platform for its software products and to create its next generation gas marketing product. During the six months ended June 30, 2002, the Company continued the development of this platform, on which the Company expects most of its future products would reside, and continued the development of its next generation gas marketing product. Certain elements of these efforts met the criteria for the capitalization of software development costs, and accordingly $1,949 of these costs was capitalized during the first six months of 2002. As the related products were available for general release as of June 30, 2002, no additional costs were capitalized in the quarter ended September 30, 2002. The related amortization of these capitalized software development costs for the three and nine months ended September 30, 2002 was $117 and $129 respectively, and is included in cost of licenses revenues.

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

     The Company adopted the provisions of Statements 141 and 142 effective July 1, 2001 and January 1, 2002 respectively. In connection with the adoption of Statement 142, the Company evaluated its existing intangible assets and goodwill that were acquired in prior purchase business combinations, and intangible assets for assembled workforce in place related to certain prior acquisitions were reclassified to goodwill in order to conform with the new criteria in Statement 141 for recognition of intangible assets apart from goodwill. The Company did not modify the useful lives and residual values of its intangible assets acquired in purchase business combinations. In connection with the adoption of Statement 142, the Company performed an assessment of whether there was an indication that goodwill was impaired as of the date of adoption. The Company assigned the existing goodwill and intangible assets to its North American reporting unit and as of the date of adoption determined that the fair value of the reporting unit based on an independent valuation exceeded the carrying amount and thus the goodwill and other related intangible assets were not impaired.

     As of January 1, 2002, the Company had unamortized goodwill in the amount of $58,045 and unamortized identifiable intangible assets in the amount of $33,377, all of which were subject to the transition provisions of Statements 141 and 142. After the reclassification of $708 of intangible assets for an assembled workforce in place to goodwill and adding contingent consideration related to the Altra acquisition to goodwill, as of September 30, 2002, the Company has goodwill and identified intangible assets with definite lives of $60,091 and $23,965, respectively. Effective January 1, 2002, the Company is not amortizing goodwill. The following table provides the pro forma results for the three and nine months ended September 30, 2001 as if the nonamortization provisions of Statement 142 had been in effect.

                                                                     Three Months Ended          Nine Months Ended
                                                                        September 30,              September 30,
                                                                        -------------              -------------
                                                                      2002         2001         2002            2001
                                                                      ----         ----         ----            ----
                                                                                        (Unaudited)
Loss from operations                                                $(5,498)     $(2,931)     $(14,824)       $(5,963)
   Add back amortization of goodwill..........................            -        2,155            -           7,152
                                                                    -------      -------      --------        -------
Adjusted profit (loss) from operations .......................       (5,498)        (776)      (14,824)         1,189
   Interest and other income (expense), net ..................          315          496           314          1,723
                                                                    -------      -------      --------        -------
Adjusted income (loss) before provision for income taxes .....       (5,183)        (280)      (14,510)         2,912
Provision for (benefit from) income taxes.....................          (59)         690        (1,822)         2,255
                                                                    -------      -------      --------        -------
   Adjusted net income (loss).................................       (5,124)        (970)      (12,688)           657
                                                                    =======      =======      ========        =======

   Adjusted net income (loss) per share ......................      $ (0.29)     $ (0.06)     $  (0.69)       $  0.04
                                                                    =======      =======      ========        =======
   Weighted average shares used in computing adjusted net
         income (loss) per share..............................       17,867       15,902        18,487         15,808
                                                                    =======      =======      ========       ========

     In July 2002, the FASB issued Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities. Statement 146, which is effective prospectively for exit or disposal activities initiated after December 31, 2002, applies to costs associated with an exit activity, including restructurings, or with a disposal of long-lived assets. Those activities can include eliminating or reducing product lines, terminating employees and contracts and relocating plant facilities or personnel. Statement 146 requires that exit or disposal costs are recorded as an operating expense when the liability is incurred and can be measured at fair value. Commitment to an exit plan or a plan of disposal by itself will not meet the requirement for recognizing a liability and the related expense under Statement 146. Statement 146 grandfathers the accounting for liabilities that were previously recorded under EITF Issue 94-3. Accordingly, Statement 146 will have no effect on the restructuring costs recorded by the Company in the second and third quarters of 2002.

Reclassifications

     Certain reclassifications were made to prior period amounts to conform to the current period presentation format.

Net loss per share

     Basic and diluted net loss per share is computed by dividing net loss for the period by the weighted average number of shares outstanding for the period. The calculation of diluted net loss per share excludes options (2,643 outstanding as of September 30, 2002) to purchase common shares, as the effect of including such options would be antidilutive.

Comprehensive Loss

     Total comprehensive loss for the nine months ended September 30, 2002 and 2001 was as follows:

                                                       NINE MONTHS ENDED
                                                         SEPTEMBER 30,
                                                         -------------
                                                     2002             2001
                                                     ----             ----

Net loss....................................       $(12,688)        $(6,495)
Reclassification from unrealized gains to
   realized gains on marketable securities               --            (222)
Unrealized gain on marketable securities....              3              38
Foreign currency translation adjustment.....            955             312
                                                    -------         -------
Comprehensive loss..........................       $(11,730)        $(6,367)
                                                   ========         =======

2. SUPPLEMENTAL CASH FLOW INFORMATION

                                                        NINE MONTHS ENDED SEPTEMBER 30,
                                                        -------------------------------
                                                              2002          2001
                                                              ----          ----

Unrealized gains on available-for-sale securities....           3             38
Reclassification from unrealized gains to
   realized gains on available-for-sale
   securities........................................           -           (222)
Interest paid........................................
                                                              522              -
Income taxes paid, net of income tax refunds.........         170            988

3. ACQUISITION OF ALTRA SOFTWARE SERVICES, INC.

     On November 20, 2001, Caminus completed its acquisition of Altra Software Services, Inc. ("Altra"), a provider of software solutions to the energy industry, by purchasing all of the capital stock of Altra. As a result of the acquisition, the Company combined Caminus' historical strength in software for the financial and risk management of power with Altra's expertise in software for management of physical logistics and transactions in the gas markets to create a strong suite of integrated applications for the growing number of participants in both gas and electricity.

     The purchase price of $60,794 consisted of $24,947 in cash, the issuance of 1,975 shares of common stock with a fair value of $33,891 and approximately $1,956 of other direct acquisition costs including liabilities for severance. The fair value of the common shares issued was determined based upon the average market price of the Company's common stock over the three-day period before and after the terms of the acquisition were agreed to and announced. The purchase price was subject to adjustment, depending on the final determined value of the tangible net worth, as defined, of Altra, as more fully described in the Stock Purchase Agreement. As a result, 994 of the shares of common stock issued in the acquisition were placed in escrow pending the final determination of the purchase price, and the resolution of certain contingencies. Of these shares, 335 of the 994 shares of common stock were sold in our secondary offering in March 2002 realizing net proceeds of $6,273. Such cash proceeds and the remaining 659 shares of common stock remain in escrow. Subsequent to September 30, 2002, the tangible net worth of Altra was finalized, which will result in a reduction of goodwill by $2,666. It has not yet been determined whether the Company will receive cash or stock from escrow, and, accordingly, the Company will record the entry to give effect to this purchase price reduction only after such determination is made.

     The cash portion of the purchase price was paid for in part from the proceeds of a $15,000 Term Credit Agreement, dated as of November 20, 2001, between the Company and Blue Ridge Investments LLC, and in part from Caminus' cash and cash equivalents. A summary of the allocation of the acquisition purchase price is as follows:

Fair value of current assets acquired.............................  $  6,428
Fair value of property and equipment acquired.....................     1,519
Fair value of current liabilities assumed.........................   (19,195)
Acquired in-process research and development......................     1,300
Acquired technology...............................................    17,659
Other identifiable intangible assets..............................    11,100
Goodwill..........................................................    41,983
                                                                    --------
                                                                    $ 60,794
                                                                    ========

     The acquisition was accounted for under the purchase method of accounting. Altra's results of operations are included in the statement of operations from December 1, 2001. The fair value assigned to intangible assets acquired was based on an independent appraisal. Acquired technology represents the fair value of applications and technologies existing at the date of acquisition. The fair value of the acquired technology was determined based on the future discounted cash flows method, which will be amortized on a straight line basis over the estimated product life, or the ratio of current revenue to total projected product revenue, whichever is greater. Other intangible assets represent the fair value of customer relationships. Goodwill is the only asset not subject to amortization, although it will be deductible for tax purposes over fifteen years.

     Acquired in-process research and development ("IPR&D") represents the fair value of the project under development at the date of acquisition. The allocation of $1,300 to IPR&D represents the estimated fair value related to an incomplete project based on a risk-adjusted discount rate applied to projected cash flows. At the date of the acquisition, the project associated with the IPR&D efforts had not yet reached technological feasibility and had no alternative future uses. Accordingly, these costs were expensed upon acquisition. At the acquisition date, Altra was conducting development associated with the next generation of its gas marketing product. The project under development, at the valuation date, is expected to address the functional limitations of the existing product and to meet the needs of a changing energy market environment.

     At the acquisition date, Altra was approximately 50% complete with the IPR&D project. Estimated future development costs totaled $2,500 at the time of acquisition. Actual research and development related to this project was completed in June 2002 and totaled $2,265.

     Had the acquisition of Altra occurred on January 1, 2001 the unaudited pro forma revenues, net loss and basic and diluted net loss per share for the nine months ended September 30, 2001 would have been: $72,257, $17,558 and $0.99 respectively. The per share amount was based on a weighted average number of shares outstanding of 17,737. These results, which give effect to certain adjustments, including the amortization of Altra's intangible assets excluding goodwill, interest expense, provision for income taxes and additional shares outstanding, are not necessarily indicative of results that would have occurred had the acquisitions been consummated on January 1, 2001 or that may be obtained in the future.

4. STOCKHOLDERS' EQUITY

     In June 2002, the Company approved a repurchase program for up to $10 million of the Company's common stock. Under the program, the Company has authorized management to purchase shares of its common stock in the open market, in privately negotiated block trades or in other transactions from time to time. As of September 30, 2002 the Company had repurchased 2,625 shares for a total of $8,195, which have been recorded as treasury stock.

     At the Company's annual meeting on April 24, 2002, the shareholders approved an increase in the authorized shares available under the 1999 Employee Stock Purchase Plan by 500 to 595 shares.

     In March 2002, the Company sold 1,593 shares of common stock resulting in net proceeds of $28,966. The Company used $15,000 of these proceeds to repay its borrowings under a credit facility with the remainder available for working capital and general corporate purposes.

     In the first quarter of 2002, the Company retired its then held 1,762 treasury shares.

5. INCOME TAXES

     In 2002, the Company formalized transfer pricing agreements for intercompany royalties and other charges for 2002, 2001 and 2000. The application of these intercompany agreements had no impact on pre-tax consolidated amounts but shifted taxable income for prior years from the U.K. to the U.S. resulting in a net tax benefit of $1,567. The reduced taxable income in the U.K. resulted in a reduction of prior taxes of $1,804. The increased taxable income in the U.S. resulted in no taxes payable and a tax provision of $237 as a portion of the benefit associated with the utilization of the net operating loss carryforwards that arose from equity related transactions was allocated to additional paid-in capital. The Company's U.S. net operating loss carryforwards as of September 30, 2002 were approximately $22,674 of which the benefit associated with the utilization of $14,010 of these net operating loss carryforwards would be allocated to additional paid-in-capital.

6. SEGMENT REPORTING

     The Company has three reportable segments: software, strategic consulting and corporate. Software comprises the licensing of the Company's software products and the related implementation and maintenance services. Strategic consulting provides assistance to regulatory entities in establishing policies and provides energy market participants with professional advice regarding where and how to compete in their respective markets. Beginning in the third quarter of 2002 the Company ceased to operate its strategic consulting business for energy market participants. The Company will continue to perform consulting services under a few strategic consulting contracts for regulatory agencies and the related personnel have been transferred to the software services segment. Such consulting services are reported in the software services segment beginning with the third quarter of 2002. Corporate includes general overhead and administrative expenses not directly related to the operating segments, including rent and facility costs. Items recorded in the consolidated financial statements for purchase accounting, such as goodwill, intangible assets and related amortization, have been pushed down to the respective segments for segment reporting purposes. In evaluating financial performance, management uses earnings before interest and other income, income taxes, amortization, depreciation and non-cash compensation expense ("Adjusted EBITDA") as the measure of a segment's profit or loss.

     The accounting policies of the reportable segments are the same as those described in Note 2 of the Company's Annual Report on Form 10-K. There are no inter-segment revenues or expenses between the three reportable segments.

     The following table illustrates the financial results of the three reportable segments:

                                                            THREE MONTHS ENDED SEPTEMBER 30,
                                                            --------------------------------
                                                2002                                                   2001
                          --------------------------------------------      ----------------------------------------------
                                                                      (IN THOUSANDS)
                                     Strategic                                          Strategic
                          Software   Consulting    Corporate     Total      Software    Consulting    Corporate    Total
                          --------   ----------    ---------     -----      --------    ----------    ---------    -----
Operating Results:
  Revenues:
    Licenses              $  7,323      $   -        $     -   $  7,323      $ 5,558      $    -       $     -    $ 5,558
    Software services       12,070          -              -     12,070        7,786           -             -      7,786
    Strategic consulting       349          -              -        349            -       1,812             -      1,812
                          --------      -----        -------   --------      -------      ------       -------    -------
           Total revenues $ 19,742      $   -              -   $ 19,742      $13,344      $1,812       $     -    $15,156
                          ========      =====        =======   ========      =======      ======       =======    =======
Adjusted EBITDA              4,159          -         (6,910)    (2,751)       3,441         630        (3,285)       786
  Non-cash compensation
   expense                       -          -            (90)       (90)           -           -          (178)      (178)
                          --------      -----        -------   --------      -------      ------       -------    -------
                             4,159          -         (7,000)    (2,841)       3,441         630        (3,463)       608
Amortization and
   depreciation             (1,827)         -           (830)    (2,657)      (3,010)          -          (529)    (3,539)
                          --------      -----        -------   --------      -------      ------       -------    -------
Operating income (loss)   $  2,332      $   -        $(7,830)  $ (5,498)     $   431      $  630       $(3,992)   $(2,931)
                          ========      =====        =======   ========      =======      ======       =======    =======
Total Assets              $148,552      $   -        $ 2,938   $151,490      $60,410      $5,043       $32,429    $97,882
                          ========      =====        =======   ========      =======      ======       =======    =======

                                                          THREE MONTHS ENDED SEPTEMBER 30,
                            --------------------------------------------------------------------------------------------------
                                                  2002                                               2001
                            -----------------------------------------------    -----------------------------------------------
                                                                        (IN THOUSANDS)
                                          Strategic                                         Strategic
                            Software     Consulting     Corporate     Total    Software     Consulting    Corporate    Total
                            --------     ----------     ---------     -----    --------     ----------    ---------    -----
Operating Results:
  Revenues:
    Licenses                $ 22,587       $    -               -    $ 22,587   $19,422        $    -     $      -   $ 19,422
    Software services         38,962            -               -      38,962    23,692             -            -     23,692
    Strategic consulting         349        1,919               -       2,268         -         6,175            -      6,175
                            --------       ------        --------     -------   -------        ------     --------   --------
           Total revenues   $ 61,898       $1,919               -    $ 63,817   $43,114        $6,175     $      -   $ 49,289
                            ========       ======        ========    ========   =======        ======     ========   ========
Adjusted EBITDA               16,372         (842)        (19,271)     (3,741)   13,789         2,599      (10,466)     5,922
  Non-cash compensation
   expense                         -            -            (303)       (303)        -             -         (508)      (508)
                            --------       ------        --------     -------   -------        ------     --------   --------
                              16,372         (842)        (19,574)     (4,044)   13,789         2,599      (10,974)     5,414
Amortization and
   depreciation               (8,402)           -          (2,378)    (10,780    (9,296)         (691)      (1,390)   (11,377)
                            --------       ------        --------     -------   -------        ------     --------   --------
Operating income (loss)     $  7,970       $ (842)       $(21,952)   $(14,824)  $ 4,493        $1,908     $(12,364)  $ (5,963)
                            ========       ======        ========    ========   =======        ======     ========   ========

Total Assets                $148,552       $    -        $  7,374    $151,490   $60,410        $5,043     $ 32,429   $ 97,882
                            ========       ======        ========    ========   =======        ======     ========   ========

7. RESTRUCTURING CHARGES

     In the second quarter of 2002, the Company reduced the number of personnel and consolidated its European strategic consulting services operations into one leased facility. The associated costs of $857 were reflected as a restructuring charge consisting of $496 of severance costs, all of which were paid in the second quarter of 2002, moving costs incurred and related asset write-downs of $128 and $233 of lease commitment costs in excess of estimated sublease rental income for a facility vacated by the Company. In the third quarter of 2002, the Company further reduced its workforce and ceased a majority of its strategic consulting operations, which included abandoning certain leased facilities in the U.K and North America. The associated costs of $2,629 were reflected as a restructuring charge consisting of $1,899 of severance costs, of which $1,203 were paid in the third quarter of 2002, moving costs incurred and related asset write-downs of $171 and $559 of lease abandonment costs.

8. STOCK OPTION PLANS

     On April 24, 2002, the shareholders approved an increase in the authorized shares available for issuance under the 1999 stock option plan by 200 to 1,419 shares.

9. SUBSEQUENT EVENTS

     On October 28, 2002, the Company filed a Schedule TO with the Securities and Exchange Commission relating to an offer to exchange for new options all outstanding stock options to purchase shares of common stock that have an exercise price greater than $10.00 per share and that were granted to current employees of the Company or its subsidiaries under the Caminus LLC 1998 Stock Incentive Plan, the Caminus Corporation 1999 Stock Incentive Plan, the Caminus Corporation 2001 Non-Officer Employee Stock Incentive Plan, and certain Nonstatutory Stock Option Agreements, upon the terms and subject to the conditions described in an Offer to Exchange and a related Letter of Transmittal. The Company's Chief Executive Officer and members of the Company's Board of Directors are not eligible to participate in the exchange offer. The new options will be granted not less than six months and one day after the Company's acceptance of the old options for exchange and cancellation, and will have exercise prices equal to the fair value of the Company's common stock on the grant date of the new options. The number of shares covered by each new option will be equal to the number of shares covered by the old option that was exchanged for such new option, subject to adjustments for any stock splits, stock dividends and other events affecting the Company's capital structure that occur before the grant date of the new option.

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

Overview

         We are a leading provider of software and software services that facilitate energy trading, transaction processing, risk management, and decision support within the North American and European wholesale energy markets. We were organized as a limited liability company in April 1998, and acquired Zai*Net Software, L.P. and Caminus Limited in May 1998, Positron Energy Consulting in November 1998, DC Systems, Inc. in July 1999, Nucleus Corporation and Nucleus Energy Consulting Corporation (collectively, "Nucleus") in August 2000, and Altra Software Services, Inc. ("Altra") in November 2001. In February 2000, we closed the initial public offering of 4.1 million shares of our common stock, realizing net proceeds from the offering of approximately $59.0 million. In March 2002, we closed a secondary offering of 1.6 million shares of our common stock, realizing net proceeds of approximately $29.0 million.

         We generate revenues from licensing our software products, reselling our products through distributors, providing related implementation services and support, and providing strategic consulting services. We generally license one or more products to our end user customers, who typically receive perpetual licenses to use our products for a specified number of servers and concurrent users. After the initial license, they may purchase licenses for additional products, servers and users as needed. In addition, customers typically purchase professional services from us, including implementation and training services, and enter into renewable maintenance contracts that provide for software upgrades and technical support over a stated term, typically twelve months. Our strategic consulting practice provides assistance to regulatory entities in establishing policies.

         Customer payments under our software license agreements are non-refundable. Payment terms generally require that a significant portion of the license fee is payable on delivery of the licensed product with the balance due in installments.

         Our critical accounting policies are those that relate to revenue recognition. The Company follows the provisions of Statement of Position ("SOP") No. 97-2, "Software Revenue Recognition," as amended by SOP 98-9, "Modification of SOP 97-2, Software Revenue Recognition, with Respect to Certain Transactions." Under SOP No. 97-2, if the license agreement does not provide for significant customization of or enhancements to the software, software license revenues are recognized when a license agreement is executed, the product has been delivered, all significant obligations are fulfilled, the fee is fixed or determinable and collectibility is probable. For those license agreements where customer acceptance is required and it is not probable, license revenues are recognized when the software has been accepted. For those license agreements where the licensee requires significant enhancements or customization to adapt the software to the unique specifications of the customer or the service elements of the arrangement are considered essential to the functionality of the software products, both the license revenues and services revenues are recognized using contract accounting. If acceptance of the software and related software services is probable, the percentage of completion method is used to recognize revenue for those types of license agreements, where progress towards completion is measured by comparing software services hours incurred to estimated total hours for each software license agreement. If acceptance of the software and related software services is not probable, then the completed contract method is used and license revenues are recognized only when the Company's obligations under the license agreement are completed and the software has been accepted. Accordingly, for these contracts, payments received and software license costs are deferred until the Company's obligations under the license agreement are completed. Anticipated losses, if any, on uncompleted contracts are recognized in the period in which such losses are determined. For non-exclusive software licenses with distributors to resell the Company's software in exchange for royalty payments based on the number of software products resold, the Company recognizes nonrefundable software license fees as revenue when the software product master is delivered and accepted and the cash is received from the reseller, assuming all other revenue recognition criteria are met. Subsequent royalty revenue related to the resale of the software is recognized as earned. Maintenance and support revenues associated with new product licenses and renewals are deferred and recognized ratably over the contract period. Software services revenues, not required to be recognized using contract accounting, and strategic consulting revenues are typically billed on a time and materials basis and are recognized as such services are performed. When software licenses, services and/or maintenance are bundled in one arrangement, the fair value of the maintenance fees is determined by the contractual renewal rate and the fair value of the services is based upon the amount the Company invoices customers for such services when they are sold on a stand alone basis.

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

         Revenues from customers outside the United States represented 23% of our total revenues for the nine months ended September 30, 2002. A significant portion of our international revenues has historically been derived from sales of our strategic consulting services and software products in the United Kingdom. In the third quarter of 2002, the Company ceased to operate its strategic consulting business for energy market participants. The Company will continue to perform consulting services under a few strategic consulting contracts for regulatory agencies. We intend to continue to expand our international operations and commit significant management time and financial resources to developing our direct international sales channels. International revenues may not, however, increase as a percentage of total revenues.

         "Adjusted EBITDA" is defined as earnings before interest and other income, income taxes, depreciation, amortization, and non-cash compensation expense. EBITDA is a non-GAAP measure commonly used by investors and analysts to analyze companies on the basis of operating performance, leverage and liquidity. We present Adjusted EBITDA, which is also a non-GAAP measure, to enhance the understanding of our operating results. We believe that Adjusted EBITDA is an indicator of our operating profitability since it excludes items that are not directly attributable to our ongoing business operations. However, Adjusted EBITDA relies upon our management's judgment to determine which items are directly attributable to our ongoing business operations and as such is subjective in nature. Adjusted EBITDA should not be construed as an alternative to net income as an indicator of our operating performance or as an alternative to cash flow from operations as a measure of our liquidity. For information about cash flows or results of operations in accordance with generally accepted accounting principles, please see our consolidated financial statements and related notes included elsewhere in this quarterly report.

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

Results of Operations

Comparison of the Three Months Ended September 30, 2002 to the Three Months Ended September 30, 2001

         The following table sets forth, except for cost of licenses, cost of software services, and cost of strategic consulting, which are expressed as a percentage of their related revenues, and amortization of acquired technology, which is expressed as a percentage of license revenues, the consolidated financial information expressed as a percentage of revenues for the three months ended September 30, 2002 and 2001. The consolidated financial information for the periods presented are derived from the unaudited consolidated financial statements included elsewhere in this quarterly report.

                                                    THREE MONTHS
                                                       ENDED
                                                    SEPTEMBER 30,
                                                  ----------------
                                                  2002        2001
                                                  ----        ----
             Revenues:
               Licenses.......................     37%         37%
               Software services..............     63          51
               Strategic consulting...........      -          12
                                                  ---         ---
                       Total revenues.........    100         100
             Cost of revenues:
               Cost of licenses...............      4%          6%
               Cost of software services           46          52
               Cost of strategic consulting         -          63
                 Amortization of acquired
                 technology...................     19           8

             Gross profit.....................     63          60

                                                       THREE MONTHS
                                                          ENDED
                                                       SEPTEMBER 30,
                                                     ----------------
                                                     2002        2001
                                                     ----        ----
             Operating expenses:
               Sales and marketing................    10%         17%
               Research and development...........    33          20
               General and administrative.........    32          26
               Restructuring charges..............    13           -
               Amortization of intangible assets..     2          17
                                                     ---         ---
                       Total operating expenses...    90          80
                                                     ---         ---
             Loss from operations.................   (28)        (19)
             Interest and other income, net.......     2           3
             Provision for income taxes...........     -           5
                                                     ---         ---
             Net loss.............................   (26)%       (21)%
                                                     ===         ===

Revenues

          Licenses: License revenues represented 37% of the total revenues for 2002 and 2001, and increased $1.8 million, or 32%, from $5.5 million in 2001 to $7.3 million in 2002. This increase was primarily attributable to increased demand for new and additional licenses from new and existing customers, larger average transaction sizes and the addition of revenue recognized from Altra products. This increase was lessened in part by the lengthening of the purchase decision process by existing and potential customers, widely publicized adverse conditions in the energy markets and general softness in IT spending, which may also impact our fourth quarter of 2002 results and beyond.

          Software services: Software services revenues represented 63% and 51% of the total revenues for 2002 and 2001, respectively, and increased by $4.6 million, or 60%, from $7.8 million in 2001 to $12.4 million in 2002. This increase was primarily attributable to the growth in our installed customer base with maintenance contracts and an increase in the number of implementations partially attributable to our acquisition of Altra.

          Strategic consulting: Strategic consulting revenues were 12% of the total revenues or $1.8 million in 2001. As a result of softness in the market for these services, the Company ceased to operate a separate strategic consulting business in North America and Europe for energy market participants in the third quarter of 2002. The Company will continue to perform consulting services under a few strategic consulting contracts for regulatory agencies. Such consulting services, which were $0.3 million in the third quarter of 2002 are reported as software services revenue beginning in the third quarter of 2002.

Cost of Revenues

          Cost of licenses: Cost of licenses primarily consists of the software license costs associated with third-party software that is integrated into our products, and the amortization of capitalized software development costs. Cost of licenses as a percentage of license revenue decreased from 6% in 2001 to 4% in 2002.

          Cost of software services: Cost of software services consists primarily of personnel costs associated with providing implementations, support under maintenance contracts and training through our professional service group. Cost of software services increased $1.7 million, or 42%, from $4.0 million in 2001 to $5.7 million in 2002. As a percentage of software services revenue, costs decreased from 52% in 2001 to 46% in 2002. The decrease as a percentage of revenue is the result of an increase in our installed customer base with maintenance contracts and higher implementation consultant utilization percentages. The increase in absolute dollars was primarily attributable to an increase in the number of implementations, training and technical support personnel, including former Altra personnel, to support the growth of the implementations and the installed customer base. We plan to maintain our implementation and support services group at levels that allow us to maximize our utilization percentages. Accordingly, we expect the dollar amount of our cost of software implementation and support services to fluctuate with the level of our software services revenue.

          Cost of strategic consulting: Cost of strategic consulting consisted of personnel costs incurred in providing professional consulting services. Cost of strategic consulting was $1.1 million, or 63% as a percentage of strategic consulting revenue in 2001. As noted above, the Company ceased to operate a separate strategic consulting business in North America and Europe for energy market participants in the third quarter of 2002. The Company will continue to perform consulting services under a few strategic consulting contracts for regulatory agencies. Such consulting services costs are reported as cost of software services beginning in the third quarter of 2002.

          Amortization of acquired technology: Amortization of acquired technology represents the amortization of the value placed on the technology acquired through our acquisitions. Amortization of acquired technology increased $0.9 million from $0.5 million in 2001 to $1.4 million in 2002. As a percentage of license revenue, these costs increased from 8% in 2001 to 19% in 2002. Both the increase in cost and percentage of license revenue was due primarily to our acquisition of Altra.

Operating Expenses

          Sales and marketing: Sales and marketing expenses consist primarily of sales and marketing personnel costs, travel expenses, advertising and trade show expenses and commissions. Sales and marketing expenses decreased $0.5 million, or 18%, from $2.5 million in 2001 to $2.0 million in 2002. As a percentage of revenue, sales and marketing expenses decreased from 17% in 2001 to 10% in 2002. The decrease as a percentage of revenue is the result of our increase in revenue in 2002 compared to 2001 and lower headcount in 2002 partially resulting from our restructuring in Europe. We do expect, however, to increase our sales headcount and marketing expenditures over the next few quarters.

          Research and development: Research and development expenses consist primarily of personnel costs for product development personnel and other related direct costs associated with the development of new products, the enhancement of existing products, quality assurance and testing. Research and development expenses increased $3.4 million, or 113%, from $3.0 million in 2001 to $6.4 million in 2002. As a percentage of revenue, research and development expenses increased from 20% in 2001 to 33% in 2002. The increased cost as a percentage of revenue was due primarily to an increase in personnel and to other expenses associated with the development of new products and enhancements of existing products, due in part to the acquisition of Altra.

          General and administrative: General and administrative expenses consist primarily of personnel costs of executive, financial, legal, human resources and information services personnel, as well as facility costs and related office expenses, insurance, and outside professional fees. General and administrative expenses increased $2.3 million, or 57%, from $3.9 million in 2001 to $6.2 million in 2002. As a percentage of revenue, general and administrative expenses increased from 26% in 2001 to 32% in 2002. The increase in cost is due primarily to increased staffing required to support our expanded operations in North America, along with an increase in rent and other expenses in 2002 compared to 2001 as a result of our acquisition of Altra.

          Restructuring charges: Restructuring charges consist of severance costs, moving costs and related asset write-downs and lease abandonment costs. Restructuring costs were $2.6 million in 2002. These restructuring charges in 2002 relate to the ceasing of the majority of our strategic consulting business and our overall cost reduction program, which is now complete.

          Amortization of intangible assets: The amortization of intangible assets represents the amortization of other intangible assets and for 2001, goodwill. Amortization of intangibles decreased $2.1 million, or 82%, from $2.6 million in 2001 to $0.5 million in 2002. As a percentage of revenue, amortization expense decreased from 17% in 2001 to 2% in 2002. Both the decrease in expense and as a percentage of revenue are the result of the adoption of FAS No. 142, which eliminated the amortization of goodwill effective January 1, 2002. Had FAS No. 142 been in affect for the three months of 2001, amortization expense for the period would have been $0.4 million.

Loss From Operations

          As a result of the variances described above, operating loss increased by $2.6 million, from $2.9 million in 2001 to $5.5 million in 2002. Operating expenses as a percentage of revenues were 90% and 80% for 2002 and 2001, respectively.

Interest and Other Income, net

          Interest and other income, net changed by $0.2 million, from $0.5 million in 2001 to $0.3 million in 2002, due primarily to higher yields on 2001 cash and investments compared to 2002.

Provision for (Benefit from) Income Taxes

          Provision for (benefit from) income taxes was $(0.1) million in 2002 compared to $0.7 million in 2001 due primarily to the Company recording a benefit for U.K. losses incurred in 2002 compared with income tax expense recorded in 2001. The Company's U.S. net operating loss carryforwards as of September 30, 2002 were approximately $22.7 million of which the benefit associated with the utilization of $14.0 million of these net operating loss carryforwards would be allocated to additional paid-in-capital.

Adjusted EBITDA

          Earnings before interest and other income (expense), income taxes, amortization, depreciation and non-cash compensation expense, or Adjusted EBITDA, as a percentage of revenues were (14%) and 5% for 2002 and 2001, respectively. Adjusted EBITDA decreased

$3.5 million from $0.8 million in 2001 to $(2.7) million in 2002.

Results of Operations

Comparison of the Nine Months Ended September 30, 2002 to the Nine Months Ended September 30, 2001

          The following table sets forth, except for cost of licenses, cost of software services, and cost of strategic consulting, which are expressed as a percentage of their related revenues, and amortization of acquired technology, which is expressed as a percentage of license revenues, the consolidated financial information expressed as a percentage of revenues for the nine months ended September 30, 2002 and 2001. The consolidated financial information for the periods presented are derived from the unaudited consolidated financial statements included elsewhere in this quarterly report.

                                                         NINE MONTHS
                                                            ENDED
                                                        SEPTEMBER 30,
                                                        -------------
                                                        2002     2001
                                                        ----     ----
             Revenues:
               Licenses ............................     35%      39%
               Software services ...................     62       48
               Strategic consulting ................      3       13
                                                        ---      ---
                       Total revenues ..............    100      100
             Cost of revenues:
               Cost of licenses ....................      3%       3%
               Cost of software services ...........     43       51
               Cost of strategic consulting ........     99       55
               Amortization of acquired
                 Technology ........................     30        8

             Gross profit ..........................     59       64

             Operating expenses:
               Sales and marketing .................     12%      16%
               Research and development ............     31       18
               General and administrative ..........     32       25
               Restructuring charges ...............      5        -
               Amortization of intangible assets....      2       17
                                                        ---      ---
                       Total operating expenses.....     82       76
                                                        ---      ---
             Loss from operations ..................    (23)     (12)

             Interest and other income, net ........     --        4
             Provision for (benefit from)
               income taxes ........................     (3)       5
                                                        ---      ---
             Net loss ..............................    (20)%    (13)%
                                                        ===      ===

Revenues

          Licenses: License revenues represented 35% and 39% of the total revenues for 2002 and 2001, respectively, and increased $3.2 million, or 16%, from $19.4 million in 2001 to $22.6 million in 2002. This increase was primarily attributable to increased demand in the third quarter of 2002 for new and additional licenses from new and existing customers, larger average transaction sizes and the addition of revenue recognized from Altra. This increase was lessened in part by the lengthening of the purchase decision process by existing and potential customers, widely publicized adverse conditions in the energy markets and general softness in IT spending, which may also impact our fourth quarter of 2002 results and beyond.

          Software services: Software services revenues represented 62% and 48% of the total revenues for 2002 and 2001, respectively, and increased by $15.6 million, or 66%, from $23.7 million in 2001 to $39.3 million in 2002. This increase was primarily attributable to the growth in our installed customer base with maintenance contracts and an increase in the number of implementations partially attributable to our acquisition of Altra.

          Strategic consulting: Strategic consulting revenues represented 3% and 13% of the total revenues for 2002 and 2001, respectively, and decreased $4.3 million, or 69%, from $6.2 million in 2001 to $1.9 million in 2002. This decrease was primarily attributable to our ceasing to operate a separate strategic consulting business in North America and Europe in the third quarter of 2002, and the absence in the first half of 2002 of a comparable revenue stream to replace the successful New Electricity Trading Arrangements ("NETA") consulting engagement in Europe, which was completed on March 29, 2001. The Company will continue to perform consulting services under a few strategic consulting contracts for regulatory agencies. Such consulting services, which were $0.3 million in the third quarter of 2002 are reported as software services revenue beginning in the third quarter of 2002.

Cost of Revenues

          Cost of licenses: Cost of licenses as a percentage of license revenue remained flat at 3% in both 2001 and 2002.

          Cost of software services: Cost of software services increased $5.1 million, or 42%, from $12.0 million in 2001 to $17.1 million in 2002. As a percentage of software services revenue, costs decreased from 51% in 2001 to 43% in 2002. The decrease as a percentage of revenue is the result of an increase in our installed customer base with maintenance contracts and higher implementation consultant utilization percentages. The increase in absolute dollars was primarily attributable to an increase in the number of implementations, training and technical support personnel, including former Altra personnel, to support the growth of the implementations and the installed customer base. We plan to maintain our implementation and support services group at levels that allow us to maximize our utilization percentages. Accordingly, we expect the dollar amount of our cost of software implementation and support services to fluctuate with the level of our software services revenue.

          Cost of strategic consulting: Cost of strategic consulting decreased $1.5 million or 44% from $3.4 million in 2001 to $1.9 million in 2002. As a percentage of strategic consulting revenue, costs increased from 55% in 2001 to 99% in 2002. The increase as a percentage of strategic consulting revenue resulted primarily from lower consultant utilization percentages due to softness in the market for these services and increased competition. As noted above, the Company has ceased to operate a separate strategic consulting business in North America and Europe for energy market participants in the third quarter of 2002. The Company will continue to perform consulting services under a few strategic consulting contracts for regulatory agencies. Such consulting services costs are reported as cost of software services beginning in the third quarter of 2002.

          Amortization of acquired technology: Amortization of acquired technology increased $5.3 million from $1.5 million in 2001 to $6.8 million in 2002. As a percentage of license revenue, these costs increased from 8% in 2001 to 30% in 2002. Both the increase in cost and percentage of license revenue was due primarily to our acquisition of Altra.

Operating Expenses

          Sales and marketing: Sales and marketing expenses decreased $0.5 million from $8.0 million in 2001 to $7.5 million in 2002. As a percentage of revenue, sales and marketing expenses decreased from 16% in 2001 to 12% 2002. The decrease as a percentage of revenue is the result of our increase in revenue in 2002 compared to 2001 and lower headcount in 2002 partially resulting from our restructuring in Europe. We do expect, however, to increase our sales headcount and marketing expenditures over the next few quarters.

          Research and development: Research and development expenses increased $10.7 million, or 120%, from $8.9 million in 2001 to $19.6 million in 2002. As a percentage of revenue, research and development expenses increased from 18% in 2001 to 31% in 2002. The increased cost as a percentage of revenue was due primarily to an increase in personnel and to other expenses associated with the development of new products and enhancements of existing products, due in part to the acquisition of Altra.

          General and administrative: General and administrative expenses increased $7.7 million, or 63%, from $12.3 million in 2001 to $20.0 million in 2002. As a percentage of revenue, general and administrative expenses increased from 25% in 2001 to 32% in 2002. The increase in cost is due primarily to increased staffing required to support our expanded operations in North America, along with an increase in rent and other expenses in 2002 compared to 2001 as a result of our acquisition of Altra.

          Restructuring charges: Restructuring charges were $3.5 million in 2002. These restructuring charges in 2002 relate to the ceasing of the majority of our strategic consulting business and our overall cost reduction program, which is now complete.

          Amortization of intangible assets: The amortization of intangible assets represents the amortization of other intangible assets and for 2001, goodwill. Amortization of intangibles decreased $6.9 million, or 82%, from $8.5 million in 2001 to $1.6 million in 2002. As a percentage of revenue, amortization expense decreased from 17% in 2001 to 2% in 2002. Both the decrease in expense and as a percentage of revenue are the result of the adoption of FAS No. 142, which eliminated the amortization of goodwill effective January 1, 2002. Had FAS No. 142 been in affect for the nine months of 2001, amortization expense for the period would have been $1.3 million.

Loss From Operations

          As a result of the variances described above, operating loss increased by $8.9 million, from $5.9 million in 2001 to $14.8 million in

2002. Operating expenses as a percentage of revenues were 82% and 76% for 2002 and 2001, respectively.

Interest and Other Income (Expense), net

          Interest and other income (expense) changed by $1.4 million, from $1.7 million of income in 2001 to $0.3 million in 2002, due primarily to interest expense in 2002 associated with the $15 million credit facility, which was repaid in March 2002, and lower interest rates.

Provision for (Benefit from) Income Taxes

          Provision for (benefit from) income taxes was $(1.8) million in 2002 compared to $2.3 million in 2001. In 2002, the Company formalized transfer pricing agreements for intercompany royalties and other charges for 2002 and certain prior periods. The application of these intercompany agreements had no impact on pre-tax consolidated amounts but shifted taxable income for prior years from the U.K. to the U.S. resulting in a net tax benefit of $1.6 million. The reduced taxable income in the U.K. resulted in a reduction of prior taxes of $1.8 million. The increased taxable income in the U.S. resulted in no taxes payable and a tax provision of $0.2 million as a portion of the benefit associated with the utilization of the net operating loss carryforwards that arose from equity related transactions was allocated to additional paid-in capital. In addition, the Company recorded a benefit for U.K. losses incurred in 2002 compared with income tax expense recorded in 2001. The Company's U.S. net operating loss carryforwards as of September 30, 2002 were approximately $22.7 million of which the benefit associated with the utilization of $14.0 million of these net operating loss carryforwards will be allocated to additional paid-in-capital.

Adjusted EBITDA

          Earnings before interest and other income (expense), income taxes, amortization, depreciation and non-cash compensation expense, or Adjusted EBITDA, as a percentage of revenues were (6)% and 12% for 2002 and 2001, respectively. Adjusted EBITDA decreased $9.7 million, or 163%, from $5.9 million in 2001 to $(3.8) million in 2002.

Liquidity and Capital Resources

          In February 2000 and March 2002, we closed the initial public offering and secondary offering of our common stock, issuing 4.1 million and 1.6 million shares of common stock, respectively, realizing net proceeds of $59.0 million and $29.0 million, respectively.

          Our highly liquid assets consist of cash and cash equivalents plus our investments in marketable securities. For the nine months ended September 30, 2002, our highly liquid assets decreased by $3.0 million, or 7%, from $42.0 million at December 31, 2001 to $39.0 million at September 30, 2002.

          Cash and cash equivalents as of September 30, 2002 were $19.2 million, a decrease of $16.2 million from December 31, 2001 resulting from shifting cash and cash equivalents to short and long-term marketable securities to take advantage of higher yields.

          Net cash used in operating activities for the nine months ended September 30, 2002 was $6.6 million. Net cash used in operating activities primarily resulted from the reduction of deferred revenue by $4.8 million and our payment of accrued annual employee incentive bonuses and commissions for 2001 and other accrued liabilities aggregating $2.9 million.

          Net cash used in investing activities during the nine months ended September 30, 2002 was $17.6 million and resulted from the net purchase of $13.2 million in marketable securities, $2.5 million of capital expenditures for computer and communications equipment, purchased software, office equipment, furniture, fixtures and leasehold improvements, and $1.9 million of contingent acquisition consideration resulting from an acquisition by Altra prior to Caminus' acquisition of Altra.

          Net cash provided by financing activities during the nine months ended September 30, 2002 was $7.1 million. During the nine months ended September 30, 2002, we completed our secondary offering of 1.6 million shares raising $29.0 million of which $15.0 million was used to repay our borrowings under a credit facility. In addition, financing activities provided cash of $0.6 million from the sale of common stock in connection with our employee stock purchase plan and $0.7 million from the exercise of stock options. These increases in cash were offset in part by the repurchase of $8.2 million of our common stock.

          We believe the cash and investment balances at September 30, 2002 and cash to be generated from operations will be sufficient to meet our expenditure requirements for the foreseeable future.

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

         Our revenues and results of operations have fluctuated in the past and may vary from quarter to quarter in the future. These fluctuations may adversely affect our business, financial condition, and the market price of our common stock particularly if our quarterly results fall below the expectations of securities analysts. A number of factors, many of which are outside our control, may cause variations in our quarterly revenues and operating results, including:

         o changes in demand for our software solutions and consulting services;

         o the length of our sales cycle, and the timing and recognition of sales of our products and services, including the timing and recognition of significant product orders;

         o unexpected delays in the development and introduction of new products and services;

         o increased expenses, whether related to sales and marketing, software development or other corporate activities;

         o changes in the rapidly evolving market for products and services in the energy industry;

         o the mix of our revenue during any period, particularly with respect to the breakdown between software license and services revenues;

         o  the hiring, retention and utilization of personnel;

         o costs related to the integration of people, operations and products from previously acquired businesses and technologies and from future acquisitions, if any; and

         o  general economic conditions.

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

         Because we sell and market our products worldwide, our business is subject to risks associated with doing business internationally. We anticipate that revenues from international operations will represent an increasing portion of our total revenues going forward. Accordingly, our future results could be harmed by a variety of factors, including:

         o the need to comply with the laws and regulations of different countries;

         o difficulties in enforcing contractual obligations and intellectual property rights in some countries;

         o  difficulties and costs of staffing and managing foreign operations;

         o fluctuations in currency exchange rates and the imposition of exchange or price controls or other restrictions on the conversion of foreign currencies;

         o difficulties in collecting international accounts receivable and the existence of potentially longer payment cycles;

         o the impact of possible recessions in economies outside the United States; and

         o political and economic instability, including instability related to terrorist attacks in the United States and abroad.

         If we are unable to minimize the risks associated with international sales and operations, our business, results of operations, and financial condition could be materially adversely affected, which could cause our stock price to decline.

We may pursue strategic acquisitions, which could have an adverse impact on our business if unsuccessful.

         We may from time to time acquire or invest in complementary companies, products or technologies. For instance, in November 2001, we acquired Altra Software Services, Inc. From time to time, we may evaluate other acquisition opportunities that could provide us with additional product or services offerings or additional industry expertise. These acquisitions, if any, may result in difficulties for us in assimilating acquired operations and products, and could result in the diversion of our capital and our management's attention from other business issues and opportunities. For instance, the integration of acquired companies may result in problems related to the integration of technology and management teams. We may not be able to successfully integrate operations, personnel or products that we have acquired or may acquire in the future. If we fail to successfully integrate our recent acquisitions and any future acquisitions, our business, results of operations, and financial condition could be materially adversely affected. In addition, our acquisitions may not be successful in achieving our desired strategic objectives, which would also cause our business to suffer. Acquisitions also may present other risks, such as exposing our company to potential unknown liabilities associated with acquired businesses.

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

         There has been a substantial amount of litigation in the software industry regarding intellectual property rights. It is possible that, in the future, third parties may claim that our products infringe upon their intellectual property. Energy software product developers may increasingly become subject to infringement claims as the number of products and competitors in the energy software industry grows and the functionality of products from different software developers overlaps. Parties making infringement claims may be able to obtain an injunction against us, which could prevent us from selling our products in the United States or in foreign countries. Any such injunction could significantly harm our business. Moreover, any infringement claims, with or without merit, could be time consuming, result in costly litigation, divert management's attention, cause product shipment delays, force us to redesign or cease selling products or services that incorporate the challenged intellectual property, or require us to enter into royalty or licensing agreements, which may not be available on reasonable terms or at all. Such royalty or license agreements, if required, may not be available on terms acceptable to us or at all, which could materially adversely affect our business. Even if we ultimately are able to enter into royalty or license agreements, these agreements may require us to make payments that may adversely affect our results of operations. In addition, we may be obligated to indemnify customers against claims that we infringe upon intellectual property rights of third parties.

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

         In addition, it is difficult to predict the extent to which the global energy industry will continue to become deregulated. The bankruptcy filing of Enron Corporation, formerly one of the energy industry's largest traders and market makers, and disclosures of actual or alleged abusive trading practices by certain energy market participants have resulted in numerous government and private inquiries and investigations. The impact of such inquiries and investigations cannot be determined at this time. Any changes to the laws and regulations to which companies in the energy industry are subject may materially adversely affect our business, results of operations, and financial condition.

Our stock price has been and may remain volatile.

         The market price of our common stock has been in the past, and may in the future be, subject to wide fluctuations in response to factors such as:

         o variations in quarterly operating results, due to delay in or loss of anticipated software license revenue or other factors;

         o announcements, by us or our competitors, of significant contracts, acquisitions, strategic partnerships, joint ventures or capital commitments;

         o changes in recommendations or financial estimates by securities analysts;

         o  loss or addition of major customers;

         o  conditions and trends in the energy industry; and

         o  general conditions in the economy or the financial markets.

         In addition, in recent years, the stock market has experienced significant price and volume fluctuations, which are often unrelated to the performance or condition of particular companies. Such broad market fluctuations could adversely affect the market price of our common stock. Following periods of volatility in the market price of a particular company's securities, securities class action litigation has often been brought against a company. If we become subject to this kind of litigation in the future, it could result in substantial litigation costs, damages awards against us, and the diversion of our management's attention and resources.

Provisions in our charter documents and Delaware law may prevent or delay acquisition of us.

         Our certificate of incorporation and bylaws and Delaware law contain provisions that could make it harder for a third party to acquire us without the consent of our board of directors. These provisions include those that:

         o provide for a classified board of directors with staggered, three-year terms;

         o  limit the persons who may call special meetings of stockholders;

         o  prohibit stockholder action by written consent; and

         o establish advance notice requirements for nominations for election to the board of directors or for proposing matters that can be presented at stockholder meetings.

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

         Our executive officers and directors and their affiliates beneficially own approximately 31.8% of our outstanding common stock. If these parties act together, they can significantly influence the election of all directors and the approval of actions requiring the approval of a majority of our stockholders. The interests of our executive officers and directors and their affiliates could conflict with the interests of our other stockholders.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         We have no derivative financial instruments. We invest our cash and cash equivalents in investment-grade, debt instruments of state and municipal governments and their agencies and high quality corporate issuers, money market instruments and bank certificates of deposit. As of September 30, 2002, we invested the remaining net proceeds from our initial public offering and secondary offering in similar investment-grade and highly liquid investments.

         Our earnings are affected by fluctuations in the value of our subsidiaries' functional currency as compared to the currencies of our foreign denominated sales and purchases. The results of operations of our subsidiaries, as reported are dependent upon the various foreign exchange rates and the magnitude of the foreign subsidiaries' financial statements. At September 30, 2002, our foreign currency translation adjustment was not material and, for the nine months ended September 30, 2002, net foreign currency transaction losses were insignificant. In addition to the direct effects of changes in exchange rates, which are a changed dollar value of the resulting sales and related expenses, changes in exchange rates affect the volume of sales or the foreign currency sales price as competitors' products become more or less attractive.

         For the nine months ended September 30, 2002, approximately 17% of our revenues and 16% of our operating expenses were denominated in British pounds. Historically, the effect of fluctuations in currency exchange rates has not had a material impact on our operations. Our exposure to fluctuations in currency exchange rates will increase as we expand our international operations. We conduct our European operations in the United Kingdom and the countries of the European Union, which are part of the European Monetary Union. We have also reviewed the impact the Euro has on our business and whether this will give rise to a need for significant changes in our commercial operations or treasury management functions. Because our European transactions are primarily denominated in British pounds and as yet we have not experienced any significant impact on our European operations from the fluctuations in the exchange rate between Euro and British pounds, we do not believe that fluctuations in the value of the Euro will have any material effect on our business, financial condition or results of operations.

ITEM 4. CONTROLS AND PROCEDURES

         Based on their evaluation, as of a date within 90 days of the filing date of this Form 10-Q, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rule 13a-14(c) and Rule 15d-14(c) under the Securities Exchange Act of 1934, as amended) are effective. There have been no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

         Our net offering proceeds, after deducting the total expenses of $6,382 (in thousands) were $59,028 (in thousands).

From the effective date of the Registration Statement through September 30, 2002, we used the net proceeds from the offering as follows (in thousands):

                  Repayment of Indebtedness...........   $  4,309
                  Capital Expenditures................      9,628
                  Termination Fee for Consulting
                  Services............................      1,300
                  Bonus payments......................        522
                  Lease Termination Fee...............        186
                  Earn-out Payment to Zak Associates,
                  Inc.................................        355
                  Security Deposit on New York lease..
                                                            1,739

                  Acquisition of DC Systems...........        184
                  Acquisition of Nucleus..............     13,676
                  Acquisition of Altra................     12,422
                  Cash Used in Operations.............     14,707
                                                         --------
                                                         $ 59,028
                                                         ========

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

Date: November 6, 2002

                                       CAMINUS CORPORATION
                                       -------------------
                                                Registrant

                                       /s/       Joseph P. Dwyer
                                       ---------------------------
                                        Chief Financial Officer and
                                       Registrant's Authorized Officer

                                 CERTIFICATIONS

I, William P. Lyons, certify that:

1.   I have reviewed this quarterly report on Form 10-Q of Caminus Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 6, 2002

/s/  William P. Lyons
---------------------
William P. Lyons
Chief Executive Officer

I, Joseph P. Dwyer, certify that:

1.   I have reviewed this quarterly report on Form 10-Q of Caminus Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 6, 2002

/s/  Joseph P. Dwyer
---------------------
Joseph P. Dwyer
Chief Financial Officer

Exhibit

99.1    Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
        Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).

99.2    Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
        Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).