Form 10-K
period 2002-12-31
CAMINUS CORP
filed 2003-04-08
CIK 1095157

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2002

                                       or

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from ____________ to ____________.

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [X] No [_]

     The aggregate market value of the common equity held by non-affiliates of the registrant, computed using the closing sale price of common stock on June 28, 2002, as reported on the Nasdaq National Market, was approximately $111,459,304 (affiliates included for this computation only: directors, executive officers and holders of more than 5% of the registrant's common stock).

     The number of shares outstanding of the registrant's common stock as of June 28, 2002 was 19,118,234.

                       Documents Incorporated by Reference

     None.

================================================================================

                               CAMINUS CORPORATION

                            Index to Annual Report on
                            Form 10-K filed with the
                       Securities and Exchange Commission
                          Year Ended December 31, 2002

                               Items in Form 10-K

          Item                                                                                                Page
          ----                                                                                                ----
Part I.    1.    Business..................................................................................     2
           2.    Properties................................................................................    15
           3.    Legal Proceedings.........................................................................    16
           4.    Submission of Matters to a Vote of Security Holders.......................................    16
                 Executive Officers of the Registrant......................................................    16
Part II.   5.    Market for Registrant's Common Equity and Related Stockholder Matters.....................    17
           6.    Selected Financial Data...................................................................    18
           7.    Management's Discussion and Analysis of Financial Condition and Results of Operations.....    19
           7A.   Quantitative and Qualitative Disclosures About Market Risk................................    35
           8.    Financial Statements and Supplementary Data...............................................    35
           9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure......    35
Part III.  10.   Directors and Executive Officers of the Registrant........................................    36
           11.   Executive Compensation....................................................................    37
           12.   Security Ownership of Certain Beneficial Owners and Management............................    43
           13.   Certain Relationships and Related Transactions............................................    45
           14.   Controls and Procedures...................................................................    49
Part IV.   15.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K..........................    49
Signatures.................................................................................................    51

          This annual report, including the documents incorporated by reference into this annual report, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements, other than statements of historical facts, included in this annual report, or in documents incorporated by reference into this annual report, regarding our strategy, future operations, financial position, future revenues, projected costs, prospects, plans and objectives of management are forward-looking statements. The words "anticipates," "believes," "estimates," "expects," "predicts," "potential," "intends," "continue," "may," "plans," "projects," "will," "should," "could," "would" and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We cannot guarantee that we actually will achieve the plans, intentions or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Forward-looking statements are inherently subject to risks, uncertainties and assumptions. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements that we make. We have included important factors in the cautionary statements included in this annual report, particularly under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations--Certain Factors that May Affect Our Business," that we believe could cause actual results or events to differ materially from the forward-looking statements that we make. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments that we may be a party to or make. We do not assume any obligation to update any forward-looking statements. You should also carefully review the risks outlined in other documents that we file from time to time with the Securities and Exchange Commission.

          We use the following registered trademarks: Caminus('r'), Altra('r'), AltraNet('r'), Aces('r'), and Zai*Net('r'). We also use the following trademarks: Zai*Net Software('TM'), Zai*Net Manager('TM'), Zai*Net Risk Analytics('TM'), Zai*Net Physicals('TM'), Zai*Net Models('TM'), WeatherDelta('TM'), Zai*Net GasMaster II('TM'), Gas*Master('TM'), PowerMarkets('TM'), PowerOptions('TM'), GasOptions('TM'), ProjectFinance('TM'), Power*Master('TM'), Zai*Net PowerMaster('TM'), Plant*Master('TM'), StoreFront('TM'), Nucleus('TM'), Nucleus Software('TM'), Nucleus Manager('TM'), Nucleus Risk Analytics('TM'), Nucleus Physicals('TM'), Altra('TM'), Altra Software('TM'), Altra Gas('TM'), Altra Power('TM'), Altra Pipeline('TM'),
Altra Web('TM'), and Altra WebExchange('TM'), Caminus Gas('TM'), Caminus Power('TM'), Caminus Pipeline('TM'), Caminus Web('TM'), Caminus ETM, and Caminus WebExchange('TM'). All other trademarks and registered trademarks used in this annual report are the property of their respective owners.

          We use market data, industry forecasts, and industry projections throughout this annual report, which we have obtained from market research, publicly available information and industry publications. These sources generally state that the information that they provide has been obtained from sources believed to be reliable, but that the accuracy and completeness of such information are not guaranteed. The forecasts and projections included in this annual report are based on industry surveys and the preparers' experience in the industry, and there is no assurance that any of the projected amounts will be achieved. Similarly, while we believe that the surveys and market research that others have performed are reliable, we have not independently verified this information.

                                     PART I

Item 1. Business

Recent Developments

          On January 20, 2003, the Company entered into an agreement for the acquisition by SunGard Data Systems Inc. ("SunGard") of all the shares of the Company for $9.00 per share in cash (the "Merger Agreement"). Pursuant to the Merger Agreement, a wholly owned subsidiary of SunGard commenced a cash tender offer to acquire all of the Company's outstanding shares at a price of $9.00 per share. The tender offer is pending. Following successful completion of the tender offer, any remaining shares of the Company will be cancelled and converted into the right to receive the same price in a cash merger (the "Merger"). The consummation of the transaction is subject to customary conditions, including the tender of at least a majority of the outstanding shares of the Company in the tender offer.

Overview

          We are a leading provider of software and software services that facilitate energy transaction processing, risk management, analytics and decision support within the wholesale energy markets. Our integrated software solutions enable energy companies to more efficiently and profitably trade and schedule energy, streamline transaction management, manage complex risk scenarios, and make optimal operational decisions. Our software can be used by any entity that buys, sells, delivers, or takes a position in energy. We believe that we offer the broadest array of integrated software solutions available in the marketplace today. We serve customers in every segment of the wholesale energy industry, including traders, marketers, generators, producers, gatherers, processors, pipeline companies, utilities, distribution companies, and public agencies. We currently have approximately 250 customers, including Consolidated Edison, Exelon, Conoco, Endesa, Royal Dutch/Shell, and Southern California Edison.

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

          We have built a depth of industry expertise that we believe is unmatched in the energy trading, transaction processing, and risk management software markets. Focused exclusively on the energy markets since our inception, we have built a team of approximately 400 individuals located primarily in Houston, New York and London. The majority of our professionals are dedicated to understanding competitive market requirements, mastering the intricacies of energy risk management, and studying regulatory and market trends. The result is a portfolio of software products and services that serves the unique needs of companies operating in today's competitive wholesale energy markets.

Industry Background: Competitive Wholesale Energy Markets

   Introduction

          The energy industry comprises one of the largest vertical markets in the United States and Europe. While the annual retail market for power and gas in the United States currently stands at more than $350 billion according to the U.S. Department of Energy, Energy Information Administration, or EIA, the traded wholesale market for these physical commodities is several times greater. By the time the final sale is made to end-users, every molecule of gas and electron of power will likely have been bought and sold several times. Traditionally, vertically integrated energy market participants have captured the entire power and gas market by controlling the value chain from exploration and generation to distribution and settlement. However, over the past two decades, governments in the United States and Europe have significantly reduced the regulation of the power and gas markets in order to stimulate competition. As a result, in some markets competitive wholesale energy markets have emerged, as transactions that were previously internal to integrated energy enterprises have now become arms-length business transactions between different entities along the value chain.

          In the United States, deregulation of the gas industry began in the 1980s, when distributors of gas were relieved of their obligation to purchase gas supplies from pipeline companies. The result was the entry of a new wave of gas marketers into the wholesale markets. According to the EIA, from 1986 to 1994, the number of wholesale marketers grew from 51 to 353 entities. The wholesale gas market continued to grow through deregulation during the 1990s when pipelines were required to unbundle transportation and product sales. More recently, the wholesale U.S. power market was opened to competition through deregulation beginning in the mid-1990s. The Federal Energy Regulatory Commission's mandate for open access to the transmission network resulted in the rise of independent merchant generators as well as power marketers who buy and sell power without owning any generation assets. At the retail level, each state has taken its own approach and timing to deregulation. According to the EIA, 24 states have enacted some form of legislation addressing retail electric deregulation, and 22 states have enacted similar legislation concerning retail gas.

          The governments of Europe have also been opening their energy markets to competition, fostering an active and growing wholesale trading market. At the retail level, deregulation has already occurred in the United Kingdom and Germany. In addition, the European Commission has issued a number of directives calling for wholesale and retail deregulation of energy markets across continental Europe over the next four years. The European Commission's directives require a fully deregulated power market for business consumers by 2003, for gas business users by 2004, and for all power and gas consumers by 2005. These directives are expected to generate considerable momentum towards continued deregulation in European Union member states, which include the significant energy markets of Spain, Italy, and France.

   Emerging Trends

          The past year has seen a significant change in the competitive wholesale energy markets. These markets continue to be very active--wholesale energy transactions will always be necessary as long as multiple players along the value chain must buy, sell, and schedule energy. However, the nature of the participants and the market dynamics shifted during the course of 2002.

          o The increased importance of physical asset players. The year 2002 was extremely challenging for energy market participants who operated under the assumption that assets mattered little and that simply creating exposure and profit opportunity via trading was the optimal approach. In the wake of Enron, many pure trading companies found themselves facing more strenuous collateral obligations and/or counterparty credit requirements. And many counterparties themselves were scaling down their trading organizations, making it more difficult to find a trading counterparty. Most importantly, the credit ratings agencies were no longer willing to assign high debt ratings to companies whose cash flows were contingent upon purely speculative trading with no hard assets to provide collateral. As a result, the market participants who own the physical assets--thereby enabling them to both provide colleteral to the more demanding capital markets as well as providing them ready access to supply enabling them to ride out any rough waters--have emerged as the most financially stable and commercially attractive to investors. This is not to say that the physical players are simply returning to the days of vertically integrated utilities. Nor does this mean that these physical asset players are exiting the wholesale trading market and sourcing all of their transactions in-house. They are doing neither. On the first point, FERC requires that transactions between affiliated entities of the same company (i.e. the regulated utility subsidiary wants to buy power from the unregulated merchant generator subsidiary, both of the same parent company) to be arms-length transactions. In essence, there are wholesale transactions within the same company. But for a company that owns the assets, they have the luxury of knowing they have a stable, credit worth counterparty--their own subsidiary. And on the second point, physical asset owners are not exiting the trading market, but rather trading around their assets and leveraging their financial strength for increasing market advantage.

          o The entrance of financial institutions into the energy markets. The asset-light energy trading model may be more difficult in the post-Enron era. Counterparties are reluctant to trade without sometimes onerous collateral requirements. However, financial institutions have the massive resources and credit worthiness necessary to participate in such an uncertain environment. While counterparties may be reluctant to extend credit to a pure energy trading shop with no assets, a trading floor of a bank or financial institution with billions of financial capital is a much more attractive proposition. Not only can these financial institutions easily meet any collateral requirements, but their credit worthiness per se makes onerous collateral requirements even less relevant or necessary. Financial institutions are uniquely positioned both in terms of liquidity and also relevant expertise. They are skilled in the practices of risk management and trading. This mix of financial strength and core trading-related capabilities has resulted in the emergence of the financial institutions as an increasingly important energy trading segment. Banks and hedge funds such as Bank of America and Citadel Investment Group have entered the wholesale trading market. These firms are beginning to understand that there is a vacuum created by the stumble of the larger energy traders. This is a profit opportunity that is not going unnoticed.

          o The active market for physical assets. The last year has seen a flurry of activity in the acquisition and divesture of energy physical plants, including power generators, gas pipelines, and natural gas storage facilities. The increasing importance of physical assets in the role of the wholesale trading business model, as well as the financial pressure many of the publicly traded companies faced to improve their balance sheets, resulted in a fairly active market for the buying and selling of assets. Companies needing to raise capital and reduce debt unloaded assets to financially healthy players who were able to take advantage of the market conditions. The year saw MidAmerican Energy purchase significant pipeline assets, as well as smaller purchases made by AIG. The wholesale market will continue to exist--and must--to support the energy transactions that will continue among the different owners of these assets. These assets are still producing energy, and the demand in North America has not decreased. It is simply a new set of more financially healthy owners who are gaining market share in this space.

          o The breakup of vertically integrated providers. In order to remain competitive and take advantage of deregulation, over the past several years traditional utilities are breaking up to focus on specific pieces of the energy value chain. Electrical power generation and gas production assets have been sold, marketing affiliates have been created, new merchant power producers have been spun off, and separate competitive retail electric providers have emerged from local distribution utilities. Transactions previously controlled by a single vertically integrated provider are now handled by a variety of unrelated market participants. In the U.S. power market, for example, according to the EIA, the share of generation controlled by utilities has fallen from 89% in 1998 to 71% in 2001. In some regions, electric power is being sold by generators into electric power pools and is then purchased from the pool by electric power marketers and end-users. In other cases, competing suppliers negotiate contracts with end-users directly.

          o Convergence of power and gas markets. The EIA estimates that 88% of generation capacity added in the United States over the next 20 years will be gas-fired plants. According to the EIA, gas will grow from accounting for 13% of power production to 28% by 2020. This sharp increase in gas-fired generation links prices and risks across gas and power, with volatility in either commodity directly impacting the other. Changes in the price of gas will directly impact the price of power, and changes in the demand for power will directly impact the price of gas. As a result, energy market participants will increasingly be forced to manage risks across commodities, even if they do not participate in all markets. The convergence of the two markets has been illustrated by recent corporate restructuring activity. Between 1997 and 2000, 23 mergers between primarily gas and primarily power businesses occurred as experienced gas marketers attempted to leverage their expertise in the more recently deregulated wholesale power markets.

          o Increased exposure to risk. The development of competitive wholesale energy markets and the turmoil of the markets in the past year have created new types and levels of risk. As wholesale supply has moved towards arms-length transactions instead of vertically integrated supply chains, participants have been exposed to, and in some cases profited from, significant price volatility. For example, substantial price volatility has been experienced in power markets, partly due to the unique nature of the commodity. Power is worth different amounts in different locations, cannot be stored in significant quantities economically or transported long distances economically, and costs of generation and transmission vary significantly. Demand can vary dramatically by time of day, day of week, and weather conditions. All of these factors contribute to substantial price volatility, and, thus, growing risk exposure. The summer of 1998 saw the wholesale prices of power in the midwestern United States increase from $25 per megawatt hour, or Mwh, to over $7,500 per Mwh due to a record heat wave and transmission constraints. Similar price spikes were experienced in California during the winter of 2000-2001, resulting in rolling blackouts and financial crises for several California-based energy companies. Given that many participants effectively hold long or short positions, depending on whether they have energy obligations without controlling assets or have assets without firm obligations, exposure to price risk can be significant. Credit and cash flow risk have certainly emerged as important sources of risk in the past year. The default of counterparties, the increasingly burdensome collateral requirements, more frequent margin calls--all of these are risky events that have become increasingly common.

Our Market Opportunity

          Our opportunity is defined in large part by the structural changes affecting the competitive wholesale energy markets.

          o New players are entering the wholesale energy markets. There are an increasing number of financial institutions and energy asset owners entering wholesale energy markets. Although the past year has been a turbulent time for the market, the firms with the financial resources to take advantage of attractive pricing and the expertise to appropriately evaluate risk in this market have decided that this is an attractive opportunity. Of course, these new players will need the requisite software and systems necessary to physically manage these assets and assess the associated risk. Except for a few specific cases of mothballed power plants, assets remain in the market.

          o The wholesale energy business has becoming increasingly complex. Participating in the wholesale energy markets has become an increasingly difficult proposition. The rapid pace of the market requires enterprises to constantly monitor various sources of risk, to interact with an ever changing pool of counterparties, to manage a continually shifting regulatory regime, to communicate with different market entities using different operating rules (e.g. various ISOs, then RTOs). The operational challenge of optimizing the operation of physical assets has only grown tougher as well. The market uncertainty, the changing market structures, and the skittish capital markets to finance these assets have all made the business problem of evaluating, operating, and optimizing assets more complex. Caminus has solutions that can address this growing need. Caminus analytics products are used to value and optimize assets and solve complex portfolio optimization problems. Caminus market interfaces are used by physical market participants who require electronic communication with counterparties, pipelines, and ISOs. Additionally, Caminus risk products help market participants evaluate and monitor a variety of risks using the latest methodologies.

          o Regulators and investors are demanding more information. Regulatory agencies and the investment community are demanding more transparency from energy merchants. Quarterly wholesale electric power reports detailing transaction information and counterparties are now required by FERC. Investors and ratings agencies demand more visibility into risk exposure and earnings events. FASB requirements for hedge accounting of derivatives requires specific effectiveness testing and documentation. All of this additional reporting and visibility into the business requires effective systems that can capture and report information. Caminus transaction and risk management systems address this requirement.

          o Deregulation has increased risk exposure for market participants. The development of wholesale energy markets has created new types and levels of risk faced by market participants, including as a result of significant price volatility such as that seen in the midwestern United States in 1998 and in California in 2000 and 2001. In turn, organizations functioning within this new paradigm are increasingly turning to third-party provided software solutions to manage the increased types and levels of risk that they now face. Third-party provided software typically offers many benefits, including greater innovation, faster implementation, more frequent upgrades, subject matter specialization and expertise, and cost savings. As the complexity of the market continues to grow, we believe that the risks faced will become more difficult to manage, and that market participants will increasingly look to third-party provided software solutions and services in order to better compete in their respective markets.

          o The increasing convergence of the power and gas markets is adding risk and complexity to wholesale energy markets. As gas-fired power plants account for an increasing percentage of total generating capacity, the two commodities are becoming increasingly interrelated. As a result there is an increasing demand for systems that can handle multiple energy commodities. Firms that were previously unconcerned about risks in "unrelated" markets now find that they need to manage risk across multiple markets, including some in which they do not directly participate. This interrelation between and among commodities, from a risk evaluation and management point of view, is further enhancing the need for sophisticated software solutions and related services.

          The emerging trends in the wholesale energy markets have resulted in a substantial opportunity for providers of third-party trading, transaction processing, and risk management software such as us. The increase in market complexity, the emphasis on managing multiple energy-related risks, and the convergence of energy commodity markets have fueled demand for third-party software that can manage the transactions, processes, risks, and operational challenges that market participants now face. This demand is further enhanced by the fact that almost all wholesale market participants, with the exception of gas pipeline companies, are devoid of legacy systems that can address the challenges they face in the nascent competitive energy markets. These companies thus need new software across their wholesale energy businesses.

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

   Categories of Wholesale Energy Market Participants

          The categories of wholesale energy market participants who are potential customers of our products and services include:

Market                                              Participants
------                                              ------------
Power............................................   Power generating companies
                                                    Merchant power producers
                                                    Utilities
                                                    Independent system operators
                                                    Power pools
                                                    Public power agencies
                                                    Transmission companies
                                                    Distribution companies
                                                    Marketers
                                                    Municipalities

Related Commodities..............................   Oil producers and marketers
                                                    Coal producers and marketers

Gas..............................................   Producers
                                                    Gatherers
                                                    Processors
                                                    Storage operators
                                                    Pipeline companies
                                                    Distribution companies
                                                    Marketers
                                                    Retailers

Energy Trading...................................   Commodity exchanges
                                                    Over-the-counter traders
                                                    Brokers
                                                    Financial institutions
                                                    Commodities traders

Our Strategy

          Our goal is to be the leading provider of trading, transaction processing, and risk management software solutions to the global energy market. To achieve our goal, we intend to:

          o Extend Our Product Leadership. Our products and services are largely differentiated by the fact that they have been designed and built exclusively for the wholesale energy markets. We believe this is a critical point of distinction as the wholesale energy markets have many unique requirements, in terms of both functionality and flexibility, which generally do not lend themselves to more generic solutions. We provide customers with a suite of specialized, innovative and highly sophisticated products and services that deliver substantial added value and meet their specific needs.

          o Extend Our Product Integration. A guiding principle of our strategy is to build on our position as the only complete solution for all energy market participants by strengthening our product integration as well as our product line's interoperability with other systems. By successfully implementing this strategy, the Caminus product line will continue to enhance its competitive advantage over point solutions typically offered by other energy industry software vendors.

          o Establish Technology Leadership. We plan to continue to enhance our position as a leading software technology provider to energy market participants. We plan to translate our investment in our next generation energy transaction management platform into continued technology leadership by using the platform to connect Caminus products with each other and to enable energy companies to achieve front-, mid-, and back- office system integration. We also plan to expand our leadership in the area of Energy Analytics by establishing Caminus analytics as a standard and by customizing our Analytics offering to serve the needs of the new financial market entrants into the energy space.

          o Build a Global Distribution Channel. We aim to build on the success we have achieved in the North American marketplace by opportunistically expanding into other worldwide markets, including the Pacific Rim and Latin America.

          o Develop Strategic Alliances. Through our recently developed Caminus Alliance Partner program (CAP), we plan to enhance our sales and development efforts by forming strategic alliances with major system integration and services firms. This expanded alliance effort will provide substantial benefits to our customers, further distinguish us from the competition, and help to generate more customer leads for our sales team. We also plan to partner with other technology companies to enhance the quality of our products and enhance our customer service.

          o Provide Superior Customer Service. We plan to enhance our commitment to customer satisfaction by transforming Caminus into a customer-driven organization. We plan to achieve this by strengthening our product management capabilities, measuring business unit manager performance on customer satisfaction, establishing an executive-led customer satisfaction program, and developing a standard, company-wide reporting system for tracking and enhancing customer service.

          o Grow Through Targeted Acquisitions. We intend to carefully analyze companies and products that may help to enhance our product leadership and solution offering. Based on a number of rigorous criteria, we will target companies for acquisition that we believe enhances our product offerings and provides additional benefit to our current and future customers.

Software Solutions

          We provide energy market participants with sophisticated software to compete in every segment of the competitive wholesale markets. Since our inception, we have been exclusively focused on providing software solutions and strategic consulting services to the wholesale energy markets. We have developed highly sophisticated risk management software by combining an intimate knowledge of the energy sector with a large, highly skilled staff of quantitative PhDs. Our software solutions enhance our customers' efficiency, risk management, and profitability across the wholesale energy value chain, from production and decision analysis through distribution and settlement. Specifically, our software solution groups include:

          o    trading and transaction management solutions;

          o    energy risk management solutions;

          o    advanced analytics solutions;

          o    physical gas solutions; and

          o    physical power solutions.

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

          Key Features. The suite's key features include:

          o    real-time physical and financial trade capture;

          o    multi-commodity trading and scheduling functionality;

          o    real-time management of trading risks across trading portfolios;

          o intelligent real-time portfolio valuation and "what if" scenario functionality;

          o support for both wholesale and retail operations, consolidated at the corporate level; and

          o ability to generate enterprise wide and customized reports in real time.

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

          Key Features. The suite's key features include:

          o    standard mark-to-market and Value-at-Risk calculations;

          o    proprietary Monte Carlo Value-at-Risk models;

          o real-time, seamless integration of proprietary valuation models developed by customers;

          o    exotic option pricing and analysis tools;

          o    standard and complex portfolio simulations and stress-testing;
               and

          o standard and customizable reports covering, among other things, profits and losses, portfolio valuation, audit and potential exposure.

   Advanced Analytics Solutions

          Overview and Benefits. Our advanced analytics solutions suite provides customers with a comprehensive energy-specific suite of high-end analytics and decision support software. Included in the suite are a number of sophisticated tools that help energy market participants value, hedge, optimize and operate their physical assets and contracts as well as manage their broad range of energy exposure. As part of our advanced analytics solutions, we have developed the industry's first software application for assessing the impact of weather variations and volumetric risk on energy load, generation assets, retail contracts, and traded positions.

          Target Market. The suite is useful to energy market participants that own or operate physical assets, buy or supply energy, or face exposure to energy price fluctuations. Examples of such participants include power generation companies, oil and gas producers, energy trading and marketing companies, and gas storage owners.

          Key Features. The suite's key features include:

          o    highly accurate trinomial tree models;

          o use of empirical analysis of energy assets and data to generate more accurate valuations and enhance quality of asset management decisions;

          o complex risk applications that assess the impact of weather and volumetric variations on energy demand and traded positions;

          o for gas storage asset owners, valuation of gas storage facilities as well as the associated real options linked to these assets; and

          o for generation asset owners, valuation of generation assets and associated real options based on actual physical constraints.

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

          Key Features. The suite's key features include:

          o wellhead accounting and division of interest functionality for gas producers;

          o    comprehensive contract administration;

          o built-in interfaces between marketers and third-party pipeline operators;

          o integrated operations features, including gas trading, nominations and scheduling;

          o comprehensive gas accounting, invoicing and settlement functionality;

          o    integrated monitoring of transportation and storage contracts;
               and

          o complete and continuously updated compliance with energy regulatory standards.

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

          Key Features. The suite's key features include:

          o    ability to create hourly and to-the-minute power schedules;

          o automatic export of data to market operators via interfaces to all Independent System Operators;

          o automatic generation and exchange of tagging information required by the North America Energy Reliability Council, or NERC, for both tag agents, or marketers, and tag authorities, or utilities;

          o accurate modeling of all physical generation parameters, such as heat curves and ramp rates, for precise scheduling and settlement; and

          o    capability to manage meter data for invoicing and billing.

   Leading Brands

          Our software solution suites are marketed and sold under industry-leading brand names, including ZaiNet, Nucleus, Caminus Gas, Caminus Pipeline, Caminus Webexchange, Aces, FrontOffice, Caminus Analytics, GenPortfolio, GasStorage, and WeatherDelta. We believe that these brands have strong name recognition in the wholesale energy markets in which we compete.

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

Software Services

          We offer a broad range of professional services to assist our customers in implementing our software products. Our software is configured, implemented, and integrated to meet each customer's trading, risk management, scheduling, and operations needs. Our philosophy is to focus on the needs of each customer and to tailor our services accordingly. Our consultants provide comprehensive training, support, and advice on the effective application of our software to each customer's business operations. The types of services we offer include:

          o Implementation Consulting. Assisting customers with the initial installation of our software or newly licensed modules, conversion of their historical data into system databases, and configuring the operational parameters of systems to match their business practices.

          o Application Consulting. Advising and training our customers on best practices to help them maximize the benefits provided by our software. We offer detailed process documentation and training customized for each customer's business practices.

          o Post-implementation Customer Support. Answering customer questions and resolving problems concerning both standard software functionality and customer-specific issues through remote diagnosis, telephone hotline support, and site visits.

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

          We use a team sales approach in which professional, commissioned account representatives work with pre-sales product and service consultants who have deep subject matter expertise in the prospect's requirements and the solutions required to address them. Account representatives generate and qualify leads, manage the sales process and are responsible for closing the sale. Pre-sales consultants analyze requirements, recommend solutions, provide technical information and demonstrate our software solutions. Subject matter experts from product development supplement the sales team as the sales situation dictates. In addition, our software consultants work closely with our sales teams to identify additional sales opportunities with existing customers.

Marketing

          We have devoted significant resources and effort towards building a strong and effective marketing team with the primary objectives of generating sales leads and ensuring that the capabilities of our products and services are accurately represented to our target markets. Our marketing efforts in North America and Europe are largely focused on the following initiatives:

          o proactively generating sales leads based on rigorous customer profiling and needs assessments;

          o shaping and articulating our products' value propositions with respect to our specific software solution suites and consulting services through targeted advertising, speaking engagements, industry forums and communications with industry analysts and consultants; and

          o further developing our intricate understanding of market, regulatory, and customer trends and providing this valuable feedback to our sales and product development teams for further leverage.

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

          A number of significant product development efforts are under way for 2003. These include the development of a new suite of asset-based trading tools, including new developments in option modeling of generation assets. We believe that these tools will find demand on the trading floors of generation operators who need to integrate trading and hedging decisions with production scheduling. We are also committed to maintaining the leadership of existing products by developing product enhancements that preserve our competitive edge.

Technology

          The strength of our technology is a competitive advantage. Our software products are integrated across the energy value chain, and they have been designed to easily integrate with other enterprise software systems that are commonly found in the back offices of energy companies. To facilitate integration with a variety of architectures, our solution suites provide standard interfaces to accept trades and prices from other systems and sources. These interfaces are XML and messaging based, although we also support other technologies to accommodate legacy systems. Our products have been integrated with the majority of third-party software products specific to the energy industry for trading, physical scheduling, and transportation. The integrated result is a suite of object-oriented, high-performance systems that will run on a variety of servers and databases.

          We have developed a next generation software platform in order to maintain our technology leadership in competitive energy markets over the long term. We believe that this platform is the wholesale energy industry's first fully integrated suite of web-based, end-to-end transaction processing management software, and will serve as the platform for all of our future products. Our next generation software is built on Java 2 Platform, Enterprise Edition, or J2EE, -based, messaging-oriented technology infrastructure. Its fully web-based user interface, modular design, and N-tiered architecture provides end-users with complete integration of transactions and business processes across the wholesale energy value chain. We will employ a conservative approach to migrating our current customers, and introducing new customers, to the new platform as it is released in stages. We plan to sell and support our existing products for the foreseeable future.

Customers

          We have approximately 250 customers worldwide. These companies include many of North America's leading power and gas marketers, as well as leading electric utilities, oil and gas producers, merchant power producers, pipelines, and distribution companies throughout North America and Europe. In addition to serving these major industry participants, we have successfully acquired customers in new or niche segments of the competitive energy industry, including power agencies, transmission companies, energy services providers, municipalities, storage operators, and financial institutions. We believe that the diversity of our customer base demonstrates the strength and breadth of our software solutions and the comprehensiveness of our value proposition across energy commodities, business functions, and traded instruments.

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

          We currently have approximately 250 customers located primarily in the United States, United Kingdom, Italy, Spain, Denmark, and France, including:

Ameren Energy, Inc.                            Gaz de France
American Electric Power Service Corporation    Hess Energy Trading
BP Amoco Corporation                           Louis Dreyfus Energy
British Energy Plc                             MidAmerican Energy Company
Calpine Corporation                            New York State Electric & Gas Corporation
Connectiv Resource Partners, Inc.              The Office of Gas and Electricity Markets
Conoco Inc.                                    Oneok Inc.
Consolidated Edison Company of New York, Inc.  PG&E National Energy Group
Dominion Resources, Inc.                       PP&L Resources, Inc.
Elsam                                          Royal Dutch/Shell Group
Emera                                          RWE Trading Americas Inc.
Endesa Servicios                               Sequent Energy Management, L.P.
ENI S.p.A.                                     Southern California Edison
Exelon Generation                              Tractebel Energy Marketing, Inc.

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

Competition

          The wholesale energy software market is relatively young, rapidly evolving, and very competitive. We expect competition to persist and to intensify as demand for our products and services continues to grow. We currently face competition from a number of sources:

          o Energy Software Providers. A number of smaller companies offer point solutions targeted specifically to the energy industry. These include pure-play startup energy software companies and hybrid software and technology consulting firms. We compete favorably against these participants as a result of our customer base, track record, global presence, and level of subject matter expertise and ongoing support that our customers demand.

          o In-House Development. These in-house information technology departments provide custom home-built software tailored specifically to the parent corporation's needs. Initially, this option may appear to be a cost-effective approach to providing point or enterprise solutions. However, the growing cost of maintaining, supporting, and upgrading these custom solutions is an issue for some customers. Moreover, although in-house technology teams may be technically very capable, we compete favorably against them because we can provide our perspective of the best practices in the energy industry.

          o Large Consultancies. These large systems integrators and consultancies build custom enterprise solutions. Like the global enterprise software companies, they frequently have a strong international presence and significant financial resources. They often rely on cross-industry technology solutions, which may result in expensive and lengthy implementations. We compete favorably against them because, instead of relying on cross-industry technology solutions, we provide the domain specific functionality that our customers demand.

          o Enterprise Software Companies. These larger companies have the international presence and financial strength to deliver large-scale enterprise software solutions. We compete favorably against them because we have the detailed subject matter expertise required to deliver sophisticated energy trading, transaction processing, and risk management solutions, although they have the resources to acquire and develop this expertise over time.

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

Employees

          As of December 31, 2002, we had 392 full-time employees. We believe that our relationship with our employees is good.

Available Information

          The Company's Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports are available as soon as reasonably practicable after they are filed or furnished to the Securities and Exchange Commission, through our internet website, www.caminus.com.

Item 2. Properties

          Our principal administrative, sales, marketing, services and research and development facility is located in leased facilities in New York, New York. In addition, we lease sales, services and research and development offices in the following cities: Houston, Texas; London, England; and Kirkland, Washington. We believe that our facilities are adequate for our current needs and that suitable additional or substitute space will be available as needed to accommodate expansion of our operations.

Item 3. Legal Proceedings

          From time to time, we are involved in routine legal matters that arise in the ordinary course of our business. We currently are not a party to any matters that we believe will have, individually or in the aggregate, a material adverse effect on our business, financial condition, or results of operations.

          On March 13, 2003 a complaint was filed in the U.S. District Court for the Southern District of New York by Dennis Fasano, individually and on behalf of others similarly situated, naming the Company, former executive officer David Stoner, and current executive officers Joseph P. Dwyer and John A. Andrus as defendants. On March 14, 2003, the Law Offices of Brian M. Felgoise, P.C. and the Law Offices of Charles J. Piven, P.A. issued press releases appearing to announce the filing of similar complaints in the U.S. District Court for the Southern District of New York. The complaints allege that defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and
Rule 10b-5 promulgated thereunder, by making material misrepresentations and omissions in their public disclosures between February 12, 2002 and July 8, 2002, thereby artificially inflating the price of the Company's common stock. The complaints seek compensatory damages and other relief.
The Company believes the complaints are without merit and intends to defend them vigorously. However, there can be no assurance that the pending litigation, or any future similar litigation, will not have a material adverse effect on the Company, whether due to the expense of defending the litigation, any adverse judgment in the litigation, the devotion of management time and resources to defending the litigation, and/or other similar factors.

Item 4. Submission of Matters to a Vote of Security Holders

          None.

Executive Officers of the Registrant

          Our executive officers, and their respective ages and positions as of March 31, 2003, are as follows:

      Name               Age                      Position
      ----               ---                      --------
William P. Lyons......   58    President, Chief Executive Officer and Director
Joseph P. Dwyer.......   47    Executive Vice President, Chief Financial Officer,
                               Secretary and Treasurer
John A. Andrus........   48    Executive Vice President and Chief Operating Officer

          William P. Lyons has served as president, chief executive officer, and a director of the Company since July 2002. From January 2001 to July 2002 Mr. Lyons served as president and chief executive officer of NeuVis Software Inc., an enterprise software company focused on selling Rapid Applications Development platforms to leading global companies. From February 1998 to January 2001, he served as president and chief executive officer of Finjan Software, Inc., an Israeli-based internet security company. From April 1992 to July 1997, Mr. Lyons served as president and chief executive officer of ParcPlace-Digitalk, Inc., the largest object-oriented software company at that time. From October 1988 to November 1991, Mr. Lyons served in a number of positions at Ashton-Tate Corporation, a PC database provider, ultimately becoming its chairman and chief executive officer. During his tenure at IBM from 1969 to 1988, he served in numerous sales and marketing positions, as well as in the office of the chairman, and rose to lead product management and marketing for all of IBM's PC hardware and software products. Mr. Lyons also is a director of FileNET Corporation.

          Joseph P. Dwyer has served as the Company's executive vice president and chief financial officer since July 2001. He has served as the Company's assistant secretary and treasurer since April 2001. From April 2001 to July 2001, Mr. Dwyer served as the Company's senior vice president and chief financial officer. From June 2000 to April 2001, Mr. Dwyer served as executive vice president and chief financial officer of ACTV, Inc., a digital media company. From January 1990 to June 2000, he served as senior vice president, finance, of Winstar Communications, Inc., a global broadband services company, and, from January 1988 to January 1990, he was chief financial officer of Legal Software Solutions, a software development firm.

          John A. Andrus has served as the Company's executive vice president and chief operating officer since December 2001. From January 2001 to December 2001, Mr. Andrus served as the Company's executive vice president, North American operations, and, from April 1999 to January 2001, he served as the Company's senior vice president, North American sales. From April 1997 to March 1999, Mr. Andrus served as vice president, sales and marketing at JGI, a privately held provider of enterprise software and supply chain solutions. From November 1992 to April 1997, Mr. Andrus served in various roles, including vice president, North American sales and operations, at Marcam Corporation, an international provider of enterprise applications and services.

          Each executive officer serves at the discretion of our board of directors and holds office until his or her successor is elected and qualified or until his or her earlier resignation or removal. There are no family relationships among any of our directors or executive officers.

                                    Part II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

          Our common stock has been traded on the Nasdaq National Market under the symbol "CAMZ" since our initial public offering on January 28, 2000. The following table sets forth the high and low sales prices of our common stock as reported on the Nasdaq National Market for the periods indicated.

                                                                  High     Low
                                                                 ------   ------
Fiscal Year Ended December 31, 2001:
First Quarter.................................................   $28.00   $17.50
Second Quarter................................................    33.75    18.88
Third Quarter.................................................    27.79    11.50
Fourth Quarter................................................    24.40    14.37

                                                                  High     Low
                                                                 ------   ------
Fiscal Year Ended December 31, 2002:
First Quarter.................................................   $24.60   $18.37
Second Quarter................................................    22.70     5.10
Third Quarter.................................................     6.00     1.75
Fourth Quarter................................................     3.52     1.60

          On March 31, 2003, the last reported sale price of our common stock on the Nasdaq National Market was $8.89 per share. As of the close of business on December 31, 2002, we had 28 holders of record of our common stock. Because a significant number of these shares are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these holders of record.

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

Item 6. Selected Financial Data

          The following selected consolidated financial data should be read together with our audited consolidated financial statements and related notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations," which are included elsewhere in this annual report. The statement of operations data for the four-month period ended April 30, 1998 is derived from, and is qualified by reference to, the audited financial statements of Zai*Net Software, Inc., our predecessor, not included in this annual report. The consolidated statement of operations data for the period from our inception on April 29, 1998 through December 31, 1998 and the year ended December 31, 1999 and the consolidated balance sheet data at December 31, 1998 and 1999 are derived from, and are qualified by reference to, our audited consolidated financial statements, not included in this annual report. The consolidated statement of operations data for the years ended December 31, 2000, 2001 and 2002 and the consolidated balance sheet data at December 31, 2001 and 2002 are derived from, and qualified by reference to, our audited consolidated financial statements, included elsewhere in this annual report, which have been audited by KPMG LLP, independent accountants. The independent auditors' report refers to a change in accounting regarding the adoption of statement No. 142, "Goodwill and Other Intangible Assets".

                                            Zai*Net
                                          Predecessor   Inception
                                          -----------   (April 29,                  Caminus
                                          Four Months     1998)      ---------------------------------------
                                             Ended       through               Fiscal Year Ended Dec 31,
                                           April 30,     Dec. 31,    ---------------------------------------
                                              1998        1998        1999       2000      2001       2002
                                          -----------   ----------   -------   --------   -------   --------
Statement of Operations Data:
   Revenues:
Licenses...............................      $1,495      $  3,639    $12,538   $ 24,573   $34,579   $ 29,714
Software services......................       1,335         3,091      7,816     18,576    32,416     51,620
Strategic consulting...................          --         2,896      6,556      8,565     7,722      1,919
                                             ------      --------    -------   --------   -------   --------
      Total revenues...................       2,830         9,626     26,910     51,714    74,717     83,253
Gross profit...........................       2,095         4.941     17,466     34,829    49,522     50,831
Operating expenses.....................       1,659        15,074     25,202     50,288    54,341     69,227
                                             ------      --------    -------   --------   -------   --------
Operating income (loss)................         436       (10,133)    (7,736)   (15,459)   (4,819)   (18,396)
Other income (expense), net............           8            97       (228)     2,258     2,629        613
Provision for income taxes.............          24            36        646      2,315     3,989     (1,813)
Minority interest......................          --          (299)        --         --        --         --
                                             ------      --------    -------   --------   -------   --------
Net income (loss)......................      $  420      $(10,371)   $(8,610)  $(15,516)  $(6,179)  $(15,970)
                                             ------      --------    -------   --------   -------   --------
Basic and diluted net loss per share...                  $  (1.41)   $ (1.01)  $  (1.04)  $ (0.38)  $  (0.88)
                                                         ========    =======   ========   =======   ========
Weighted average shares--basic
   and diluted.........................                     7,361      8,514     14,925    16,059     18,087


                                            Zai*Net
                                          Predecessor    Inception
                                          -----------   (April 29,                  Caminus
                                          Four Months     1998)      ----------------------------------------
                                             Ended       through                Fiscal Year Ended Dec 31,
                                           April 30,     Dec. 31,    -----------------------------------------
                                              1998        1998         1999       2000       2001       2002
                                          -----------   ----------   --------   --------   --------   --------
                                                                (in thousands)
Other Financial Data:
Cash provided by (used in)
   operating activities................      $1,054      $    952    $ (1,922)  $  4,095   $ 12,658   $ (3,972)
Cash used in investing activities......        (100)      (10,893)    (11,128)   (44,795)   (10,685)   (21,037)
Cash provided by (used in)
   financing activities................          (3)       12,700      10,953     57,145     16,942      7,064

                                              1998      1999       2000       2001       2002
                                             -------   -------   --------   --------   --------
Balance Sheet Data:                                        (in thousands)
Cash, cash equivalents and investments....   $ 2,771   $   662   $ 41,664   $ 42,027   $ 41,133
Working capital (deficiency)..............    (4,651)   (4,766)    33,614     32,016     25,423
Total assets..............................    31,069    41,478    104,045    166,979    145,231
Borrowings under credit facility..........        --     3,050         --     15,000         --
Stockholders' equity......................    17,160    25,739     87,791    117,605    121,196

Item 7. Management's Discussion And Analysis Of Financial Condition And Results Of Operations

          The following discussion and analysis of our financial condition and results of operations should be read in conjunction with "Selected Financial Data" and our audited consolidated financial statements and related notes appearing elsewhere in this annual report. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. The actual results may differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including but not limited to those set forth under "Certain Factors That May Affect Our Business" and elsewhere in this annual report.

Recent Developments

          On January 20, 2003, the Company entered into an agreement for the acquisition by SunGard Data Systems Inc. ("SunGard") of all the shares of the Company for $9.00 per share in cash. Pursuant to the agreement, a wholly owned subsidiary of SunGard commenced a cash tender offer to acquire all of the Company's outstanding shares at a price of $9.00 per share. The tender offer is pending. Following successful completion of the tender offer, any remaining shares of the Company will be cancelled and converted into the right to receive the same price in a cash merger. The consummation of the transaction is subject to customary conditions, including the tender of at least a majority of the outstanding shares of the Company in the tender offer.

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

          We generate revenues from licensing our software products, reselling our products through distributors and providing related implementation services. We generally license one or more products to our end user customers, who typically receive perpetual licenses to use our products for a specified number of servers and concurrent users. After the initial license, they may purchase licenses for additional products, servers and users as needed. In addition, customers typically purchase professional services from us, including implementation and training services, and enter into renewable maintenance contracts that provide for software upgrades and technical support over a stated term, typically twelve months.

          Customer payments under our software license agreements are non-refundable. Payment terms generally require that a significant portion of the license fee is payable on contract signing or delivery of the licensed product with the balance due in installments.

          Our critical accounting policies are those that relate to revenue recognition and software development costs.

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

         Software development costs are expensed as incurred, except that capitalization of software development costs begins upon establishment of technological feasibility of the product. After technological feasibility is established, significant software development costs are capitalized until the product is available for general release. The capitalized software development costs are then amortized on a straight-line basis over the estimated product life, which is primarily four years, or on the ratio of current revenues to total projected product revenues, whichever is greater. Through 2001, the period between achieving technological feasibility, which the Company has defined as establishment of a working model, which typically occurs when beta testing commences, and the general release of such software had been short, and software development costs qualifying for capitalization were insignificant. Accordingly, the Company did not capitalize any software development costs through December 31, 2001. At the end of 2001, the Company acquired Altra Software Services, Inc, which was involved in major software development efforts to create a new platform for its software products and to create its next generation gas marketing product. During the six months ended June 30, 2002, the Company continued the development of this platform, on which the Company expects most of its future products would reside, and continued the development of its next generation gas marketing product. Certain elements of these efforts met the criteria for the capitalization of software development costs, and accordingly $1,9 million of these costs was capitalized during the first six months of 2002. As the related products were available for general release as of June 30, 2002, no additional costs were capitalized in the second half of 2002. The related amortization of these capitalized software development costs for the years ended December 31, 2002, 2001 and 2000 was $0.2 million, 0 and 0, respectively, and is included in cost of licenses revenues.

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

          Revenues from customers outside the United States represented 41%, 35% and 20% of our total revenues for the years ended December 31, 2000, 2001 and 2002, respectively. A significant portion of our international revenues has historically been derived from sales of our strategic consulting services and software products in the United Kingdom. In the third quarter of 2002, the Company ceased to operate its strategic consulting business for energy market participants. The Company will continue to perform consulting services under a few strategic consulting contracts for regulatory agencies. We intend to expand our international operations and commit management time and financial resources to developing our direct international sales channels. International revenues may not, however, increase as a percentage of total revenues.

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

Results of Operations

          The following table sets forth, except for cost of licenses, cost of software services, and cost of strategic consulting, which are expressed as a percentage of their related revenues, and amortization of acquired technology, which is expressed as a percentage of license revenues, the consolidated financial information expressed as a percentage of revenues for the years ended December 31, 2000, 2001 and 2002. The consolidated financial information for the periods presented are derived from the audited consolidated financial statements included elsewhere in this annual report.

                                                                Year Ended
                                                               December 31,
                                                          ---------------------
                                                           2000    2001    2002
                                                          -----   -----   -----
Revenues:
   Licenses ...........................................     48%     46%     36%
   Software services ..................................     36      44      62
   Strategic consulting ...............................     16      10       2
                                                           ---     ---     ---
      Total revenues ..................................    100     100     100
Cost of revenues:
   Cost of licenses ...................................      4       3       3
   Cost of software services ..........................     58      50      42
   Cost of strategic consulting .......................     43      55      99
   Amortization of acquired technology ................      6      10      27
                                                           ---     ---     ---
      Gross profit ....................................     67      66      61
Operating expenses:
   Sales and marketing ................................     19      15      12
   Research and development ...........................     13      18      32
   General and administrative .........................     21      23      33
   Restructuring charges ..............................     --      --       4
   Acquired in-process research and development .......     --       2      --
   Amortization of intangible assets ..................     19      15       2
   Expenses related to our initial public offering ....     24      --      --
   Loss on office relocation ..........................      1      --      --
                                                           ---     ---     ---
      Total operating expenses ........................     97      73      83
Loss from operations ..................................    (30)     (7)    (22)
Other income (expense), net ...........................      4       4       1
Provision for income taxes ............................      4       5      (2)
                                                           ---     ---     ---
Net loss ..............................................    (30)%    (8)%   (19)%
                                                           ===     ===     ===

Comparison of the Year Ended December 31, 2001 to the Year Ended December 31,
2002

   Revenues

          Licenses: License revenues represented 36% and 46% of the total revenues for 2002 and 2001, respectively, and decreased $4.9 million, or 14%, from $34.6 million in 2001 to $29.7 million in 2002. This decrease was primarily attributable to softer demand for our software in 2002 resulting from widely publicized adverse conditions in the energy markets and general softness in IT spending.

          Software services: Software services revenues represented 62% and 44% of the total revenues for 2002 and 2001, respectively, and increased by $19.2 million, or 59%, from $32.4 million in 2001 to $51.6 million in 2002. This increase was primarily attributable to the growth in our installed customer base with maintenance contracts and an increase in the number of implementations partially attributable to our acquisition of Altra.

          Strategic consulting: Strategic consulting revenues represented 2% and 10% of the total revenues for 2002 and 2001, respectively, and decreased $5.8 million, or 75%, from $7.7 million in 2001 to $1.9 million in 2002. This decrease was primarily attributable to our ceasing to operate separate strategic consulting businesses in North America and Europe in the third quarter of 2002, and the absence in the first half of 2002 of a comparable revenue stream to replace the successful New Electricity Trading Arrangements ("NETA") consulting engagement in Europe, which was completed on March 29, 2001. The Company will continue to perform consulting services under a few strategic consulting contracts for regulatory agencies.

Such consulting services, which were $0.7 million in the third and fourth quarters of 2002 are reported as software services revenue beginning in the third quarter of 2002.

   Cost of Revenues

          Cost of licenses: Cost of licenses primarily consists of the software license costs associated with third-party software that is integrated into our products, and the amortization of capitalized software development costs. Cost of licenses as a percentage of license revenue remained flat at 3% in both 2001 and 2002.

          Cost of software services: Cost of software services consists primarily of personnel costs associated with providing implementations, support under maintenance contracts and training through our professional service group. Cost of software services increased $5.4 million, or 33%, from $16.3 million in 2001 to $21.7 million in 2002. As a percentage of software services revenue, costs decreased from 50% in 2001 to 42% in 2002. The decrease as a percentage of revenue is the result of an increase in our installed customer base with maintenance contracts and higher implementation consultant utilization percentages. The increase in absolute dollars was primarily attributable to an increase in the number of implementations, training and technical support personnel, including former Altra personnel, to support the growth of the implementations and the installed customer base. We plan to maintain our implementation and support services group at levels that allow us to maximize our utilization percentages. Accordingly, we expect the dollar amount of our cost of software implementation and support services to fluctuate with the level of our software services revenue.

          Cost of strategic consulting: Cost of strategic consulting consisted of personnel costs incurred in providing professional consulting services. Cost of strategic consulting decreased $2.4 million or 55% from $4.3 million in 2001 to $1.9 million in 2002. As a percentage of strategic consulting revenue, costs increased from 55% in 2001 to 99% in 2002. The increase as a percentage of strategic consulting revenue resulted primarily from lower consultant utilization percentages due to softness in the market for these services and increased competition. As noted above, the Company ceased to operate strategic consulting businesses in North America and Europe for energy market participants in the third quarter of 2002. The Company will continue to perform consulting services under a few strategic consulting contracts for regulatory agencies. Such consulting services costs are reported as cost of software services beginning in the third quarter of 2002.

          Amortization of acquired technology: Amortization of acquired technology represents the amortization of the value placed on the technology acquired through our acquisitions. Amortization of acquired technology increased $4.5 million from $3.6 million in 2001 to $8.1 million in 2002. As a percentage of license revenue, these costs increased from 10% in 2001 to 27% in 2002. Both the increase in cost and percentage of license revenue was due primarily to our acquisition of Altra.

   Operating Expenses

          Sales and marketing: Sales and marketing expenses consist primarily of sales and marketing personnel costs, travel expenses, advertising and trade show expenses and commissions. Sales and marketing expenses decreased $1.6 million from $11.5 million in 2001 to $9.9 million in 2002. As a percentage of revenue, sales and marketing expenses decreased from 15% in 2001 to 12% 2002. The decrease as a percentage of revenue is the result of our increase in revenue in 2002 compared to 2001 and lower headcount in 2002 partially resulting from our restructuring in Europe.

          Research and development: Research and development expenses consist primarily of personnel costs for product development personnel and other related direct costs associated with the development of new products, the enhancement of existing products, quality assurance and testing. Research and development expenses increased $13.4 million, or 101%, from $13.3 million in 2001 to $26.7 million in 2002. As a percentage of revenue, research and development expenses increased from 18% in 2001 to 32% in 2002. The increased cost as a percentage of revenue was due primarily to an increase in personnel and to other expenses associated with the development of new products and enhancements of existing products, due in part to the acquisition of Altra.

          General and administrative: General and administrative expenses consist primarily of personnel costs of executive, financial, legal, human resources and information services personnel, as well as facility costs and related office expenses, insurance, franchise taxes, and outside professional fees. General and administrative expenses increased $9.9 million, or 58%, from $17.2 million in 2001 to $27.1 million in 2002. As a percentage of revenue, general and administrative expenses increased from 23% in 2001 to 33% in 2002. The increase in cost is due primarily to increased staffing required to support our expanded operations in North America, along with an increase in rent and other expenses in 2002 compared to 2001 as a result of our acquisition of Altra.

          Restructuring charges: Restructuring charges consist of severance costs, moving costs and related asset write-downs and lease abandonment costs. Restructuring charges were $3.5 million in 2002. These restructuring charges in 2002 relate to the ceasing of the majority of our strategic consulting business and our overall cost reduction program.

          Amortization of intangible assets: The amortization of intangible assets represents the amortization of other intangible assets and for 2001, goodwill. Amortization of intangibles decreased $9.0 million, or 82%, from $11.1 million in 2001 to $2.0 million in 2002. As a percentage of revenue, amortization expense decreased from 15% in 2001 to 2% in 2002. Both the decrease in expense and as a percentage of revenue are the result of the adoption of FAS No. 142, which eliminated the amortization of goodwill effective January 1, 2002. Had FAS No. 142 been in affect for 2001, amortization expense for the year would have been $1.8 million.

   Loss From Operations

          As a result of the variances described above, operating loss increased by $13.6 million, from $4.8 million in 2001 to $18.4 million in 2002. Operating expenses as a percentage of revenues were 83% and 73% for 2002 and 2001, respectively.

   Interest and Other Income (Expense), net

          Interest and other income (expense) changed by $2.0 million, from $2.6 million of income in 2001 to $0.6 million in 2002, due primarily to interest expense in 2002 associated with the $15 million credit facility, which was repaid in March 2002, and lower interest rates.

   Provision for (Benefit from) Income Taxes

          Provision for (benefit from) income taxes was $(1.8) million in 2002 compared to $4.0 million in 2001. In 2002, the Company formalized transfer pricing agreements for intercompany royalties and other charges for 2002 and certain prior periods. The application of these intercompany agreements had no impact on pre-tax consolidated amounts but shifted taxable income for prior years from the U.K. to the U.S. resulting in a net tax benefit of $1.6 million. The reduced taxable income in the U.K. resulted in a reduction of prior taxes of $1.8 million. The increased taxable income in the U.S. resulted in no taxes payable and a tax provision of $0.2 million as a portion of the benefit associated with the utilization of the net operating loss carryforwards that arose from equity related transactions was allocated to additional paid-in capital. In addition, the Company recorded a benefit for U.K. losses incurred in 2002 compared with income tax expense recorded in 2001. The Company's U.S. net operating loss carryforwards as of December 31, 2002 were approximately $28.0 million of which the benefit associated with the utilization of $14.7 million of these net operating loss carryforwards will be allocated to additional paid-in-capital.

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

          Strategic consulting. Strategic consulting revenues decreased by $0.8 million, or 10%, from $8.6 million in 2000 to $7.7 million in 2001. We devoted a significant amount of our strategic consulting resources in 2000 and early 2001 to completing a large engagement for the British government, to develop the New Electricity Trading Arrangements ("NETA"). Following the completion of the NETA project, we transitioned resources from the NETA project to other projects, which resulted in lower revenue for 2001.

   Cost of Revenues

          Cost of license: Cost of licenses increased $0.1 million, or 8%, from $1.0 million in 2000 to $1.1 million in 2001. This increase in cost was due primarily to the higher level of software licenses sold.

          Cost of software service: Cost of software services increased $5.6 million, or 52%, from $10.7 million in 2000 to $16.3 million in 2001. As a percentage of software services revenue, costs decreased from 58% in 2000 to 50% in 2001. The increase in costs was due primarily to the increase in the number of our implementation, training and technical support personnel necessary to support our increased number of new installations and our larger installed customer base. The decrease as a percentage of revenue is the result of efficiencies achieved through the support of a larger customer base.

          Cost of strategic consulting: Cost of strategic consulting increased $0.6 million, or 17%, from $3.6 million in 2000 to $4.3 million in 2001. As a percentage of strategic consulting revenue, costs increased from 43% in 2000 to 55% in 2001. The increase in costs is due primarily to an increase in the number of our consultants and related recruiting expenses. The increase as a percentage of revenue resulted from lower consultant utilization percentages related to our transition from the NETA contract, along with the ramp-up of our new domestic strategic consulting group.

          Amortization of acquired technology: Amortization of acquired technology increased $2.0 million from $1.6 million in 2000 to $3.6 million in 2001. The increase in cost was due primarily to our acquisition of Altra in November 2001.

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

          Acquired in-process research and development: Acquired in-process research and development represents the fair value of the in-process research and development acquired during our November 2001 purchase of Altra. The Altra acquired in-process research and development was valued at $1.3 million and was expensed on the date of the acquisition. Altra had one project in progress at the time of the acquisition. The project added functionality to Altra's gas products and was completed in June 2002. At the time of acquisition estimated future development costs were $2.5 million and actual costs were $2.3 million.

          Amortization of intangible asset: Amortization of intangible assets increased $0.9 million, or 9%, from $10.2 million in 2000 to $11.1 million in 2001, due primarily to our incurring amortization expense related to our August 2000 acquisition of Nucleus and our November 2001 acquisition of Altra. This was offset in part by the completion of amortization of the goodwill recognized upon our acquisition of Caminus Limited.

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

Selected Quarterly Results of Operations

          The following tables represent certain unaudited consolidated statement of operations information for each quarter in the years ended December 31, 2001 and 2002 as well as such information expressed as a percentage of total revenues for the periods indicated. The information was derived from unaudited financial statements and has been prepared on the same basis as our audited consolidated financial statements and, in the opinion of management, includes all adjustments, which consist of normal recurring adjustments, that we consider necessary for the fair presentation of such information when read in conjunction with our audited consolidated financial statements and related notes appearing elsewhere in this annual report. We believe that quarter-to-quarter comparisons of financial results should not be relied upon as an indication of future performance, and operating results may fluctuate from quarter to quarter in the future. See "Certain Factors that May Affect Our Business," and our audited consolidated financial statements and related notes included elsewhere in this annual report. We expect that our results of operations will fluctuate, and the price of our common stock could fall if quarterly results are lower than the expectations of securities analysts.

                                                                                 Quarter Ended
                                           -----------------------------------------------------------------------------------
                                           March 31,  June 30,  Sept. 30,  Dec. 31,  March 31,  June 30,   Sept. 30,   Dec. 31,
                                              2001      2001       2001      2001       2002      2002       2002       2002
                                           ---------  --------  ---------  --------  ---------  --------  ---------   --------
                                                                  (In thousands, except per share amounts)
Statement of Operations Data:
Revenues:
Licenses ................................   $ 6,366    $ 7,498   $ 5,558    $15,157   $10,996    $ 4,268   $ 7,323    $ 7,127
Software services .......................     7,553      8,353     7,786      8,724    13,294     13,598    12,419     12,309
Strategic consulting ....................     2,476      1,887     1,812      1,547     1,011        908        --         --
                                            -------    -------   -------    -------   -------    -------   -------    -------
Total revenues ..........................    16,395     17,738    15,156     25,428    25,301     18,774    19,742     19,436
Gross profit ............................    10,425     12,120     9,137     17,840    14,688     10,345    12,350     13,448
Operating expenses ......................    12,754     12,823    12,068     16,696    16,467     17,892    17,848     17,020
                                            -------    -------   -------    -------   -------    -------   -------    -------
Operating income (loss) .................    (2,329)      (703)   (2,931)     1,144    (1,779)    (7,547)   (5,498)    (3,572)
Other income, net .......................       533        694       496        906      (295)       294       315        299
Provision for (benefit from) income taxes       627        938       690      1,734    (1,181)      (582)      (59)         9
                                            -------    -------   -------    -------   -------    -------   -------    -------
Net income (loss) .......................   $(2,423)   $  (947)  $(3,125)   $   316   $  (893)   $(6,671)  $(5,124)   $(3,282)
Basic and diluted net income (loss) per
   common share .........................   $ (0.15)   $ (0.06)  $ (0.20)   $  0.02   $ (0.05)   $ (0.34)  $ (0.29)   $ (0.19)
                                            -------    -------   -------    -------   -------    -------   -------    -------
Weighted average outstanding shares--
   basic ................................    15,725     15,798    15,902     16,810    18,074     19,519    17,867     16,884
Weighted average outstanding shares--
   diluted ..............................    15,725     15,798    15,902     16,965    18,074     19,519    17,867     16,884

                                                                                 Quarter Ended
                                           ------------------------------------------------------------------------------------
                                           March 31,  June 30,  Sept. 30,  Dec. 31,  March 31,  June 30,   Sept. 30,   Dec. 31,
                                              2001      2001       2001      2001       2002      2002        2002       2002
                                           ---------  --------  ---------  --------  ---------  --------   ---------   --------
Statement of Operations Data:
Revenues:
Licenses ................................      39%        42%       37%        60%       43%        23%        37%         37%
Software services .......................      46         47        51         34        53         72         63          63
Strategic consulting ....................      15         11        12          6         4          5         --          --
                                              ---        ---       ---        ---       ---        ---        ---         ---
   Total revenues .......................     100        100       100        100       100        100        100         100
Gross profit ............................      64         68        60         70        58         55         63          69
Operating expenses ......................      78         72        80         66        65         95         90          88
                                              ---        ---       ---        ---       ---        ---        ---         ---
Operating income (loss) .................     (14)        (4)      (19)         4        (7)       (40)       (28)        (18)
Other income, net .......................       3          4         3          4        (1)         1          2           1
Provision for income taxes ..............       4          5         5          7        (4)        (3)        --          --
                                              ---        ---       ---        ---       ---        ---        ---         ---
Net income (loss) .......................     (15)%       (5)%     (21)%        1%       (4)%      (36)%      (26)%       (17)%
                                              ===        ===       ===        ===       ===        ===        ===         ===

Liquidity and Capital Resources

          We have historically funded our operations and acquisitions and met our capital expenditure requirements primarily from the proceeds of equity financings, borrowings, and cash flow from operations. Our cash, cash equivalents and investments decreased by $0.9 million from $42.0 million at December 31, 2001 to $41.1 million at December 31, 2002. Our working capital decreased by $5.6 million from $32.0 million at December 31, 2001 to $26.4 million at December 31, 2002.

          Our highly liquid assets consist of cash, cash equivalents and investments in short-term marketable securities. For the year ended December 31, 2002, our highly liquid assets decreased by $8.6 million, or 20%, from $42.0 million at December 31, 2001 to $33.4 million at December 31, 2002.

          Net cash used in operating activities for the year ended December 31, 2002 was $4.0 million. Net cash used in operating activities primarily resulted from the reduction of deferred revenue by $4.8 million in addition to a net loss of $16.0 million. This was offset in part by depreciation and amortization of $13.5 million and a decrease in accounts receivable by $7.9 million.

          Our cash flow used in investing activities of $21.0 million was primarily due to the net purchase of $15.7 million of marketable securities and $2.8 million of capital expenditures for computer and communications equipment, purchased software, office equipment, furniture, fixtures and leasehold improvements.

          Net cash provided by financing activities during the year ended December 31, 2002 was $7.1 million. During 2002 we completed our secondary offering of 1.6 million shares raising $29.0 million of which $15.0 million was used to repay our borrowings under a credit facility. In addition, financing activities provided cash of $0.6 million from the sale of common stock in connection with our employee stock purchase plan and $ 0.7 million from the exercise of stock options. These increases in cash were offset in part by the repurchase of our common stock for $8.2 million.

          We expect that our working capital needs will continue to grow as we execute our growth strategy. We believe that our cash, cash equivalents and investments, and cash anticipated to be generated from future operations will be sufficient to meet our anticipated expenditure requirements for the foreseeable future. In the event we engage in acquisitions in the future, however, we may be required to raise additional equity capital or to incur indebtedness to fund the purchase price for such acquisitions. We are not currently a party to any agreement or arrangement for any potential acquisition of another company.

New Accounting Pronouncements

          In July 2002, the FASB issued Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities. Statement 146, which is effective prospectively for exit or disposal activities initiated after December 31, 2002, applies to costs associated with an exit activity, including restructurings, or with a disposal of long-lived assets. Those activities can include eliminating or reducing product lines, terminating employees and contracts and relocating plant facilities or personnel. Statement 146 requires that exit or disposal costs are recorded as an operating expense when the liability is incurred and can be measured at fair value. Commitment to an exit plan or a plan of disposal by itself will not meet the requirement for recognizing a liability and the related expense under Statement 146. Statement 146 grandfathers the accounting for liabilities that were previously recorded under EITF Issue 94-3. Accordingly, Statement 146 had no effect on the restructuring costs recorded by the Company in the second and third quarters of 2002.

          In November 2002, the FASB issued FIN 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." This interpretation expands the disclosures to be made by a guarantor in its financial statements about its obligations under certain guarantees and requires the guarantor to recognize a liability for the fair value of an obligation assumed under a guarantee. FIN 45 clarifies the requirements of SFAS No.5, "Accounting for Contingencies," relating to guarantees. In general, FIN 45 applies to contracts or indemnification agreements that contingently require the guarantor to make payments to the guaranteed party based on changes in a specified interest rate, security price, foreign exchange rate or other variable that is related to an asset, liability, or equity security of the guaranteed party, or failure of another party to perform under an obligating agreement (performance guarantees). Certain guarantee contracts are excluded from both the disclosure and recognition requirements of this interpretation, including among others, guarantees relating to employee compensation, residual value guarantees under capital lease arrangements, commercial letters of credit, loan commitments, subordinated interests in a special purpose entity, and guarantees of a company's own future performance. Other guarantees are subject to disclosure requirements of FIN 45 but not to the recognition provisions and include, among others, a guarantee accounted for as a derivative instrument under SFAS No. 133, and a guarantee covering product performance, not product price. The disclosure requirements of FIN 45 are effective for the Company as of December 31, 2002 and require disclosure of the nature of the warranty or guarantee, the maximum potential amount of future payments that the guarantor could be required to make under a guarantee, and the current amount of the liability, if any, for the guarantor's obligations under the guarantee. The recognition requirements are to be applied prospectively to guarantees issued or modified after December 31, 2002. Certain guarantees included in software license agreements that have been entered into by the Company are disclosed in Note 14.

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

          We currently derive substantially all of our revenues from licensing our software and providing consulting services to participants in the energy industry. The success of our business is dependant on the success of our energy-based customers, which is linked to the energy industry itself. The year 2002 was extremely challenging for energy market participants. Allegations of energy price manipulation and "round trip" trading in the second quarter of 2002, reductions in debt ratings by credit rating agencies and asset divestitures created a very difficult environment for all energy market participants. This difficult environment contributed to the reduction of IT spending by our potential customers as these allegations were disclosed. Furthermore, because of the capital expenditures required in connection with investing in our software and services, we believe that demand for our software and services could be affected by fluctuations, disruptions, instability or downturns in the energy market, which may cause current and potential customers to leave the energy industry or delay, cancel or reduce any planned expenditures for our software solutions and consulting services. In addition, tighter IT spending budgets and the requirement for higher or multiple level contract approvals by our customers may affect our revenues.

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

          The market for products and services in the energy industry is very competitive, and we expect competition to intensify in the future. We currently face competition from a variety of sources, including energy software providers, in-house development, large consultancies, and enterprise software companies.

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

          Because we sell and market our products worldwide, our business is subject to risks associated with doing business internationally. We anticipate that revenues from international operations could represent an increasing portion of our total revenues going forward. Accordingly, our future results could be harmed by a variety of factors, including:

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

          Our future success will depend to a significant extent on our ability to recruit and retain highly qualified technical, sales and marketing, management, and other personnel. If we do not attract and retain such personnel, we may not be able to expand our business. Competition for qualified personnel is intense in the energy industry. There are a limited number of people with the appropriate combination of skills needed to provide the services that our customers demand. We expect competition for qualified personnel to remain intense, and we may not succeed in attracting or retaining sufficient personnel. In addition, newly hired employees generally require substantial training, which requires significant resources and management attention. Even if we invest significant resources to recruit, train and retain qualified personnel, we may not be successful in our efforts.

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

          Terrorist attacks or acts of war may cause damage or disruption to our company, our employees, our facilities and our customers, which could significantly impact our revenues, costs and expenses, and financial condition. The terrorist attacks that took place in the United States on September 11, 2001 were unprecedented events that have created many economic and political uncertainties, some of which may materially adversely affect our business, results of operations, and financial condition. The long-term effects on our company of the September 11, 2001 attacks and the war with Iraq are unknown. The potential for future terrorist attacks or wars, the national and international responses to terrorist attacks or wars, and other acts of war or hostility have created many economic and political uncertainties, which could materially adversely affect our business, results of operations, and financial condition in ways that we currently cannot predict.

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

          In addition, it is difficult to predict the extent to which the global energy industry will continue to become deregulated. The bankruptcy filing of Enron Corporation, formerly one of the energy industry's largest traders and market makers, and the disclosures in 2002 of energy price manipulation and "round trip" energy trading by a number of industry leaders, has resulted in numerous government and private inquiries and investigations into Enron's business and the energy industry in general. The final impact of such inquiries and investigations or new governmental regulations cannot be determined at this time. Any changes to the laws and regulations to which companies in the energy industry are subject may materially adversely affect our business, results of operations, and financial condition.

Our stock price has been and may remain volatile.

          The market price of our common stock has been in the past, and may in the future be, subject to wide fluctuations in response to factors such as:

          o    variations in quarterly operating results;

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

          In addition, in recent years, the stock market has experienced significant price and volume fluctuations, which are often unrelated to the performance or condition of particular companies. Such broad market fluctuations could adversely affect the market price of our common stock. Following periods of volatility in the market price of a particular company's securities, securities class action litigation has often been brought against a company. Such litigation could result in substantial litigation costs, damages awards against us, and the diversion of our management's attention and resources. We and certain of our current and former directors and/or executive officers were named in one or more securities class action complaints in March 2003. See
Item 3, "Legal Proceedings".

          In addition, the market price of our common stock currently reflects the announcement of the proposed acquisition of the Company by SunGard Data Systems Inc. See Item 1, "Business". If such acquisition is delayed or fails to occur, the market price of our common stock could be adversely affected.

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

          Our executive officers and directors and their affiliates beneficially own approximately 26.9% of our outstanding common stock. If these parties act together, they can significantly influence the election of all directors and the approval of actions requiring the approval of a majority of our stockholders. The interests of our executive officers and directors and their affiliates could conflict with the interests of our other stockholders.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

          We have no derivative financial instruments. We invest our cash and cash equivalents in investment-grade, debt instruments of state and municipal governments and their agencies and high quality corporate issuers, money market instruments and bank certificates of deposit.

          Our earnings are affected by fluctuations in the value of our subsidiaries' functional currency as compared to the currencies of foreign denominated sales and purchases. The results of operations of our subsidiaries, as reported in U.S. dollars, may be significantly affected by fluctuations in the value of the local currencies in which we transact business. Such amount is recorded upon the translation of the foreign subsidiaries' financial statements into U.S. dollars, and is dependent upon the various foreign exchange rates and the magnitude of the foreign subsidiaries' financial statements. At December 31, 2002, our foreign currency translation adjustment was not material and, for the year ended December 31, 2002, net foreign currency transaction losses were insignificant. In addition to the direct effects of changes in exchange rates, which are a changed dollar value of the resulting sales and related expenses, changes in exchange rates also affect the volume of sales or the foreign currency sales price as competitors' products become more or less attractive.

          For the year ended December 31, 2002, approximately 16% of our revenues and 15% of our operating expenses were denominated in British pounds. Historically, the effect of fluctuations in currency exchange rates has not had a material impact on our operations. Our exposure to fluctuations in currency exchange rates will increase as we expand our international operations. We conduct our European operations in the United Kingdom and the countries of the European Union, which are part of the European Monetary Union. There is a single currency within certain countries of the European Union, known as the euro, and one organization, the European Central Bank is responsible for setting European monetary policy. We have reviewed the impact the euro has on our business and whether this will give rise to a need for significant changes in our commercial operations or treasury management functions. Because our European transactions are primarily denominated in British pounds and as yet we have not experienced any significant impact on our European operations from the fluctuations in the exchange rate between euro and British pounds, we do not believe that the euro conversion will have any material effect on our business, financial condition or results of operations.

Item 8. Financial Statements and Supplementary Data

          Our financial statements and notes thereto and the report of KPMG LLP, independent accountants, are set forth in the Index to Financial Statements at
Item 14 and incorporated herein by reference.

          Our "Selected Quarterly Results of Operations" set forth in Item 7 is incorporated herein by reference.

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

          Not applicable.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

Directors

          The Board of Directors is divided into three classes, with the members of each class serving for a staggered three-year term. At each annual meeting of stockholders of the Company, a class of directors will be elected for a three-year term to succeed the directors of the same class whose terms are then expiring. The terms of the Class I directors expire upon the election and qualification of successor directors at the annual meeting of stockholders to be held in 2003. The terms of the Class II directors expire upon the election and qualification of successor directors at the annual meeting of stockholders to be held in 2004. The terms of the Class III directors expire upon the election and qualification of successor directors at the annual meeting of stockholders to be held in 2005.

          The Board of Directors currently consists of three Class I directors (Anthony H. Bloom, Richard K. Landers and Clare M.J. Spottiswoode), two Class II directors (Lawrence D. Gilson and Brian J. Scanlan) and two Class III directors (Christopher S. Brothers and William P. Lyons). As of the date hereof, there are two vacancies on the Board, one with respect to Class I and one with respect to Class II. Information regarding the current directors of the Company is set forth below.

          Anthony H. Bloom, 63, has served as a director of the Company since May 1998. Mr. Bloom is an international investor now based in London. Prior to his relocation to London in July 1988, he lived in South Africa, where he was the chairman and chief executive of The Premier Group, a multi-billion dollar conglomerate involved in agribusiness, retail and consumer products, and a member of the boards of directors of Barclays Bank, Liberty Life Assurance and South African Breweries. After moving to the United Kingdom in 1988, he served as a member of the board of directors of RIT Capital Partners plc ("RIT"), a publicly traded, London-based investment company chaired by Lord Rothschild, and as Deputy Chairman of Sketchley plc. Mr. Bloom presently provides investment advice to RIT and is chairman of Cine-UK Ltd. Mr. Bloom is also a director of each of Cherokee International LLC, Power Measurement, Inc., Rio Narcea Gold Mines Ltd., Xantrex Technology, Inc., Afri-Can Marine Minerals Corp. and Rockridge Consolidated Ltd.

          Christopher S. Brothers, 37, has served as a director of the Company since May 1998. Mr. Brothers is a managing director of Oaktree Capital Management, LLC ("Oaktree"), a registered investment adviser under the Investment Advisers Act of 1940. Prior to joining Oaktree in 1996, Mr. Brothers worked at the New York headquarters of Salomon Brothers Inc., an investment bank, where he served as a vice president in the mergers and acquisitions group. Prior to 1992, Mr. Brothers was a manager in the valuation services group of PricewaterhouseCoopers LLP, an accounting firm. Mr. Brothers serves on the boards of directors of each of APW Ltd., Cherokee International Corporation, National Mobile Television, Inc., Power Measurement, Inc. and Xantrex Technology, Inc.

          Lawrence D. Gilson, 54, has served as chairman of the Board of Directors since May 1998. Mr. Gilson is Chairman of GFI Energy Ventures LLC (together with its affiliated entities, "GFI") and founded this and all other GFI affiliated entities since 1995. GFI Energy Ventures LLC is a fund manager with an exclusive energy focus. He previously founded and was president of Venture Associates, a leading energy industry consulting firm, from 1985 to 1995. When he and his partners sold Venture Associates to Arthur Andersen LLP in a two-stage transaction in 1990 and 1992, Mr. Gilson also became worldwide head of Arthur Andersen's utility consulting practice. Prior to founding Venture Associates, Mr. Gilson served as a member of the White House staff from 1977 through 1979 and then as vice president for corporate development and government affairs of Amtrak, a passenger rail company, from 1979 to 1983. He is also board chair of Power Measurement, Inc.

          Richard K. Landers, 55, has served as a director of the Company since May 1998. Mr. Landers is a principal of GFI Energy Ventures LLC and a founder of each GFI affiliated entity established since 1995. From 1986 to 1995, he was a partner of Venture Associates and of Arthur Andersen LLP following that firm's acquisition of Venture Associates. From

1979 to 1986, Mr. Landers held senior planning strategy positions in Los Angeles and Washington, D.C. with Southern California Gas Company and its holding company, Pacific Enterprises. Before joining Southern California Gas, Mr. Landers served as a foreign service officer in the U.S. State Department with special responsibilities for international energy matters. He is also a director of each of LODESTAR Corporation and RealEnergy, Inc.

          William P. Lyons, See "Executive Officers of the Registrant," included in Part I.

          Brian J. Scanlan, 40, has served as a director since May 1998. He served as the Company's executive vice president, future products from July 2001 to March 2003. From November 2000 to July 2001, Mr. Scanlan served as executive vice president and chief technology officer of the Company. Mr. Scanlan served as the Company's senior vice president and chief technology officer from January 1999 to November 2000. From May 1998 to December 1998, Mr. Scanlan served as president of Zai*Net Software, L.P., and, from 1987 to May 1998, he served as president of Zai*Net Software, Inc., a software firm and the Company's predecessor.

          Clare M.J. Spottiswoode, 49, has served as a director of the Company since December 2000. From April 1999 to April 2000, Ms. Spottiswoode was a partner of PA Consulting Group, a management, systems and technology consulting firm. From November 1998 to March 1999, she served as senior vice president of Azurix, a global water services company. From 1993 to 1998, Ms. Spottiswoode served as director general of Gas Supply, the United Kingdom's gas regulator. In 1984, she founded, and until 1990 was chairman and chief executive of, Spottiswoode and Spottiswoode, a microcomputer software company targeted at the financial and corporate sectors. Ms. Spottiswoode serves as chairman of the board of each of Economatters, H2GO and Homebill and as a director of each of Advanced Technology Ltd., British Energy and Gerard Energy Ventures. Ms. Spottiswoode was made a commander of the British Empire in 1999.

Executive Officers

          Each executive officer of the Company serves at the discretion of the Board and holds office until his or her successor is elected and qualified or until his or her earlier resignation or removal. There are no familial relationships among any of the directors or executive officers of the Company. For additional information regarding the executive officers, see "Executive Officers of the Registrant," included in Part I and incorporated herein by reference.

Section 16(a) Benefecial Ownership Reporting Compliance

          Based solely on its review of copies of reports filed by reporting persons of the Company pursuant to Section 16(a) of the Exchange Act, or written representations from certain reporting persons that no Form 5 filing was required for such person, the Company believes that during 2002 all filings required to be made by its reporting persons were timely made in accordance with the requirements of the Exchange Act.

Item 11. Executive Compensation

                           SUMMARY COMPENSATION TABLE

          The following table sets forth certain information with respect to the total compensation paid by the Company and its subsidiaries to each of the Named Executive Officers (as defined in Item 12, "Security Ownership of Certain Beneficial Owners and Management") for the three years ended December 31, 2002.

-------------------------------------------------------------------------------------------------------------------------
                                                                                            Long Term
                                                                                           Compensation
                                                        Annual Compensation                  Awards
-------------------------------------------------------------------------------------------------------------------------
                                                                                            Securities
                                                                            Other Annual    Underlying       All Other
Name And Principal Position                 Year   Salary        Bonus      Compensation    Options(1)    Compensation(2)
-------------------------------------------------------------------------------------------------------------------------
David M. Stoner(5).......................   2002   232,051          --             --              --             --
   President and Chief                      2001   350,000     250,000             --         100,000             --
   Executive Officer                        2000   250,000   2,726,677(3)   1,112,500(4)           --             --
-------------------------------------------------------------------------------------------------------------------------
William P. Lyons(6)......................   2002   199,615      99,750             --         500,000             --
   President and Chief
   Executive Officer
-------------------------------------------------------------------------------------------------------------------------
John A. Andrus(7)........................   2002   300,000     156,200             --              --          6,000
   Executive Vice President                 2001   204,133     195,000             --         250,000          1,000
   and Chief Operating Officer
-------------------------------------------------------------------------------------------------------------------------
Brian J. Scanlan(8)......................   2002   287,900          --             --              --          6,000
   Executive Vice President                 2001   250,223          --             --         100,000          1,000
   Future Products                          2000   180,000      41,161             --              --             --

-------------------------------------------------------------------------------------------------------------------------
    Joseph P. Dwyer(9)...................   2002   292,708     150,000             --              --          6,000
    Executive Vice President                2001   194,792     187,500             --         160,000          1,000
    and Chief Financial Officer
-------------------------------------------------------------------------------------------------------------------------

(1) Represents the number of shares covered by options to purchase shares of Common Stock granted during the applicable year.

(2) The amounts in this column represent 401(k) match contributions paid by the Company.

(3) Mr. Stoner's bonus for the year 2000 includes (a) an award of 160,209 shares of Common Stock at a value of $2,563,344, or $16.00 per share on the date of grant, and (b) $163,333 for services rendered during 2000.

(4) Represents the outstanding balance of a loan from the Company to Mr. Stoner, which was forgiven by the Company in February 2000 in connection with the Company's initial public offering.

(5) Mr. Stoner resigned on July 24, 2002.

(6) Mr. Lyons joined the Company on July 23, 2002.

(7) Mr. Andrus became an executive officer in December 2001 when he was promoted to the positions of Executive Vice President and Chief Operating Officer.

(8) Mr. Scanlan resigned on March 31, 2003.

(9) Mr. Dwyer joined the Company in April 2001.

                        OPTION GRANTS IN LAST FISCAL YEAR

     The following table contains information concerning stock option grants made in 2002 to each of the Named Executive Officers. The per share exercise price of all options described below represents the fair market value of the Company's Common Stock on the grant date.

----------------------------------------------------------------------------------------------------------
                                 Individual Grants
-----------------------------------------------------------------------------   Potential Realizable Value
                                                                                 At Assumed Annual Rates
                         Number Of      Percent Of                                   Of Stock Price
                         Securities    Total Options                             Appreciation For Option
                         Underlying     Granted To     Exercise                          Term(3)
                          Options      Employees In    Price Per   Expiration   --------------------------
    Name                  Granted(1)    Fiscal Year     Share(2)     Date         5%            10%
----------------------------------------------------------------------------------------------------------
William P. Lyons......     500,000         47.8%          2.32      7/23/12     $729,518      $1,848,741
----------------------------------------------------------------------------------------------------------
David M. Stoner.......           0           --            --            --           --              --
----------------------------------------------------------------------------------------------------------
John A. Andrus........           0           --            --            --           --              --
----------------------------------------------------------------------------------------------------------
Brian J. Scanlan......           0           --            --            --           --              --
----------------------------------------------------------------------------------------------------------
Joseph P. Dwyer.......           0           --            --            --           --              --
----------------------------------------------------------------------------------------------------------

                     AGGREGATED OPTION EXERCISES AND FISCAL
                             YEAR-END OPTION VALUES

     The following table summarizes certain information regarding stock options exercised during 2002 and the number and value of unexercised stock options held as of December 31, 2002 by each of the Named Executive Officers.

----------------------------------------------------------------------------------------------------------------------
                                                              Number Of Securities         Value Of Unexercised In-
                                                             Underlying Unexercised          The-Money Options At
                           Shares Acquired      Value       Options At Fiscal Year-End    Fiscal Year-End Exercisable/
Name                         On Exercise     Realized(1)   Exercisable/Unexercisable(2)          Unexercisable (1)
----------------------------------------------------------------------------------------------------------------------
William P. Lyons........          0               $0                   0/500,000                  $0/$10,000
----------------------------------------------------------------------------------------------------------------------
David M. Stoner.........          0                0                         0/0                         0/0
----------------------------------------------------------------------------------------------------------------------
John A. Andrus..........          0                0                26,879/5,644                         0/0
----------------------------------------------------------------------------------------------------------------------
Brian J. Scanlan........          0                0               39,583/60,417                         0/0
----------------------------------------------------------------------------------------------------------------------
Joseph P. Dwyer.........          0                0                         0/0                         0/0
----------------------------------------------------------------------------------------------------------------------

(1) Based on the aggregate fair market value of the underlying shares of Common Stock on December 31, 2002 ($2.34 per share), as reported on the Nasdaq National Market, less the aggregate option exercise price.

(2) During 2002, certain shares held by Mr. Andrus and Mr. Dwyer were cancelled pursuant to the Option Exchange Offer, as defined and described in more depth below.

                            COMPENSATION OF DIRECTORS

         The Company reimburses directors for reasonable out-of-pocket expenses incurred in attending meetings of the Board of Directors and any meetings of its committees. Each non-employee director (except for the Chairman of the Board) is paid $1,500 for attendance at each meeting of the Board of Directors or for each telephonic meeting of the Board of Directors in which he or she participates. The Chairman of the Board is paid $2,400 for attendance at each such meeting. Each non-employee director is further entitled to $750 for each meeting of a committee of the Board attended by the director that is held on a day other than the day of any meeting of the full Board of Directors, except that a committee chairman receives per-meeting fees of $1,500. Non-employee directors also receive an annual retainer fee of $15,000, except for the Chairman of the Board, who receives an annual retainer fee of $24,000. Other directors are not entitled to compensation in their capacities as directors. The Company may, in its discretion, grant stock options and other equity awards to its non-employee directors from time to time under its stock plans.

                        REPORT OF COMPENSATION COMMITTEE
                           ON EXECUTIVE COMPENSATION

Overview and Philosophy

          The Compensation Committee of the Board of Directors is responsible for establishing the compensation of, and the compensation policies with respect to, the Company's executive officers, including the Company's Chief Executive Officer, and administering and granting stock options pursuant to the Company's stock plans. The Compensation Committee consists of Anthony H. Bloom, Christopher S. Brothers and Clare M.J. Spottiswoode.

The objectives of the Company's executive compensation program are:

o to attract and retain key executives critical to the long-term success of the Company;

o to align the interests of executive officers with the interests of stockholders and the success of the Company; and

o    to recognize and reward individual performance and responsibility.

          To achieve these objectives, the Compensation Committee has adopted a mix among the compensation elements of salary, cash bonus and, in many cases, stock options.

Compensation Program

          Base Salary. The Compensation Committee sets the base salaries for all executive officers, including the Chief Executive Officer. In determining appropriate base salaries, the Compensation Committee considers a variety of factors, including: external competitiveness, the roles and responsibilities of the individual, the internal equity of compensation relationships, the contributions of the individual to the Company's success and the individual's overall compensation package. A specific factor considered for incoming executives is the salary that the executive receives in his present position. In addition, the Compensation Committee consults surveys and other data points from the external marketplace, some of which reflect comparable executive salaries in general and some of which are specific to the technology and software industries. The Compensation Committee also considers recommendations made by William P. Lyons, the Company's Chief Executive Officer.

          Annual Cash Incentive Opportunities. The Company believes that executive compensation should be a function of the success and profitability of the business. As such, the Compensation Committee establishes a bonus pool for the Company each year and allocates the pool among the senior management team, executives and key personnel. The amount of funds paid from the Company bonus pool is based on various revenue factors, net income goals and/or specific business unit and personal achievement goals, in order to align the bonus payments to the interests of the stockholders.

          Long-Term Stock Based Incentives. The Compensation Committee also believes that it is essential for executive officers to have the perspective and motivation of stockholders. As such, from time to time the Compensation Committee grants stock options to executive officers and other employees under the Company's 1999 Stock Incentive Plan. In determining actual awards, the Compensation Committee considers the externally competitive market, the contributions of the recipient to the success of the Company, and the need to retain the recipient over time. All executive officers, including the Chief Executive Officer, are eligible to receive awards under the 1999 Stock Incentive Plan. In addition, the Compensation Committee may, from time to time, issue stock options to executive officers outside of the Company's stock option plans.

2002 Compensation

          Base Salary. Mr. Stoner, the Company's former Chief Executive Officer and President, was party to an employment agreement, entered into in October 1998, that set his annual base salary at $250,000. In May 2001, Mr. Stoner's base salary was increased to $400,000 per year and in October 2001, Mr. Stoner's employment agreement terminated. The Company did not enter into a new employment agreement with Mr. Stoner. Mr. Stoner resigned in July 2002. In setting Mr. Stoner's original salary, the Compensation Committee considered the salary that Mr. Stoner earned at his prior position and his overall compensation package at the Company and referred to compensation studies for chief executive officers for comparable companies. The factors that the Compensation Committee considered in setting Mr. Stoner's increased salary included his overall compensation package and the salaries that chief executive officers of comparable companies in similar industries receive. In addition, the Compensation Committee considered a salary amount that would have motivational and retention value.

          Mr. Lyons, the Company's current Chief Executive Officer, is party to a letter agreement, entered into in July 2002, that set his annual base salary at $450,000. In setting Mr. Lyons' salary, the Compensation Committee considered the salary that Mr. Lyons earned at his prior position and his overall compensation package at the Company and referred to compensation studies for chief executive officers for comparable companies. In addition, the Compensation Committee considered a salary amount that would have motivational and retention value.

          Mr. Scanlan was party to an employment agreement that set his original annual base salary at $150,000. In November 1999, the Compensation Committee amended Mr. Scanlan's employment agreement to increase his annual base salary to $175,000. During 2000, the Compensation Committee reviewed Mr. Scanlan's employment agreement and, effective in July 2000, increased his annual base salary to $185,000. In May 2001, Mr. Scanlan's employment agreement terminated. The Company has not entered into a new employment agreement with Mr. Scanlan. In May 2001, Mr. Scanlan's base salary was increased to $287,900 per year. The increase for Mr. Scanlan was based upon responsibility levels, contributions to the success of the Company and base salaries of executives in comparable companies. In addition, the Compensation Committee considered a salary amount that would have motivational and retention value.

          Mr. Dwyer is a party to an employment letter, entered into in April 2001, which set his annual base salary at $275,000 per year. In April 2002, Mr. Dwyer's base salary was increased to $300,000 per year. The increase for Mr. Dwyer was based upon responsibility levels, contributions to the success of the Company and base salaries of executives in comparable companies. In addition, the Compensation Committee considered a salary amount that would have motivational and retention value.

          In April 2001, the Company set Mr. Andrus' annual base salary at $200,000 per year. Subsequently, in May 2001 and January 2002, Mr. Andrus' salary was increased to $206,200 and $300,000, respectively, based upon increased responsibility levels regarding license and services revenues, contributions to the success of the Company, base salaries of executives in comparable companies and motivational and retention considerations.

          Annual Cash Incentive Opportunities. Mr. Stoner did not receive a bonus for 2002. For fiscal 2002, Mr. Lyons received a bonus of $99,750, based on his achievement of specified financial objectives for the second half of 2002. For fiscal year 2002, Messrs. Dwyer and Andrus received bonuses of $150,000 and $156,200, respectively. The annual cash incentives paid to the Company's executive officers, excluding the Chief Executive Officer, were based on recommendations made by Mr. Lyons and were tied to the Company's financial performance for the second half of 2002.

          Long-Term Stock Based Incentives. In February 2001, Mr. Andrus received an option grant for 50,000 shares under the Company's 1999 Stock Incentive Plan. In addition, in May 2001, Messrs. Stoner, Scanlan, Dwyer and Andrus each received an option grant for 100,000, 100,000, 160,000, and 200,000 shares, respectively. The option grants to Messrs. Stoner and Scanlan were granted under the Company's 1999 Stock Incentive Plan. The option grant to Mr. Andrus, who was not an executive officer of the Company at the time of grant, was issued under the 2001 Non-Officer Employee Stock Incentive Plan, and the option grant to Mr. Dwyer was issued outside of the Company's stock incentive plans as an inducement essential for Mr. Dwyer to enter into his employment arrangement with the Company. All of the options vest as to 25% of the shares on the first anniversary of the date of grant and in 36 equal monthly installments each month thereafter. In July 2002, Mr. Lyons received an option grant for 500,000 shares of Common Stock. The option grant to Mr. Lyons was issued outside of the Company's stock incentive plans as an inducement essential for Mr. Lyons to enter into his employment arrangement with the Company.

          Section 162(m) of the Internal Revenue Code of 1986, as amended (the "Code"), generally disallows a tax deduction to public companies for certain compensation in excess of $1,000,000 paid to the Company's chief executive officer and four other most highly compensated executive officers. Certain compensation, including qualified performance-based compensation, will not be subject to the deduction limit if certain requirements are met. The Compensation Committee reviews the potential effects of Section 162(m) periodically and generally seeks to structure the long-term stock-based incentive compensation granted to its executive officers in a manner that is intended to avoid the disallowance of deductions under Section 162(m) of the Code. Nevertheless, there can be no assurance that compensation attributable to awards granted under the Company's plans will be treated as qualified performance-based compensation under Section 162(m). However, the Compensation Committee reserves the right to use its judgment to authorize compensation payments that may be subject to the limit when the Compensation Committee believes such payments are appropriate and in the best interests of the Company and its stockholders. For instance, the stock options awarded to Messrs. Andrus and Dwyer in 2001, and to Mr. Lyons in 2002, were outside the Company's 1999 Stock Incentive Plan and do not comply with the exemptions of Section 162(m).

          While the Compensation Committee does not currently intend to qualify its annual cash incentive awards as a performance-based plan, it will continue to monitor the impact of Section 162(m) on the Company.

          Respectfully submitted by the Compensation Committee of the Board of Directors of Caminus Corporation:

Clare M.J. Spottiswoode (Chair)
Christopher S. Brothers
Anthony H. Bloom

                        COMPENSATION COMMITTEE INTERLOCKS
                            AND INSIDER PARTICIPATION

          Anthony H. Bloom, Christopher S. Brothers and Clare M.J. Spottiswoode, served as members of the Compensation Committee during the Company's 2002 fiscal year. No executive officer of the Company has served as a director or member of the compensation committee or other committee serving an equivalent function of any other entity whose executive officers served as a director or member of the Company's Compensation Committee. During 2002, the Compensation Committee determined the compensation of the Company's executive officers.

                                PERFORMANCE GRAPH

          The following graph compares the cumulative total stockholder return on the Common Stock, for the period from January 28, 2000 through December 31, 2002, with the cumulative return on (1) the Nasdaq Composite Index and (2) the Nasdaq Computer and Data Processing Index. The comparison assumes the investment of $100 on January 28, 2000 in the Common Stock and in each of the indices and, in each case, assumes reinvestment of all dividends. Prior to January 28, 2000, the Common Stock was not registered under the Exchange Act.


                             [STOCK PERFORMANCE GRAPH]


                           January 28,   June 30,   December 31,   June 30,   December 31,   June 30,   December 31,
                              2000         2000         2000         2001         2001         2002         2002
                           -----------   --------   ------------   --------   ------------   --------   ------------
Caminus Corporation          $100.00      $127.27      $120.78      $140.10      $119.48      $30.29       $12.16
                             -------      -------      -------      -------      -------      ------       ------
Nasdaq Composite Index        100.00       102.08        63.21        55.58        50.18       37.64        34.36
                             -------      -------      -------      -------      -------      ------       ------

                             -------      -------      -------      -------      -------      ------      ------
Nasdaq Computer and Data      100.00        90.53        51.84        49.63        44.88       31.21       28.50
Processing Index             -------      -------      -------      -------      -------      ------      ------


Item 12. Security Ownership of Certain Beneficial Owners and Management

                          SECURITY OWNERSHIP OF CERTAIN
                        BENEFICIAL OWNERS AND MANAGEMENT

          The following table sets forth, as of January 19, 2003, certain information concerning the beneficial ownership of shares of Common Stock by:
(i) each person who is known by the Company to beneficially own more than 5% of the outstanding shares of Common Stock, (ii) each director of the Company, (iii) the Chief Executive Officer and the three other most highly compensated executive officers who were serving as executive officers on January 19, 2003 (the "Named Executive Officers"), and (iv) all directors and executive officers of the Company as a group. Such information is based upon information provided to the Company by such persons or set forth in their filings with the SEC.

                                             Amount and Nature
                                               of Beneficial     Percent of
   Name and Address of Beneficial Owner        Ownership (1)      Class (2)
------------------------------------------   -----------------   ----------
OCM Principal Opportunities Fund, L.P. (3)       2,514,979           15%
   c/o Oaktree Capital Management, LLC
   333 South Grand Avenue, 28th Floor
   Los Angeles, CA 90071

Christopher S. Brothers (3)...............       2,514,979           15%
   c/o Oaktree Capital Management, LLC
   333 South Grand Avenue, 28th Floor
   Los Angeles, CA 90071

Credit Suisse Asset Management, LLC (4)...       1,660,500          9.9%
   466 Lexington Avenue 12th Floor
   New York, New York, 10017

Brian J. Scanlan (5)(6)...................       1,020,068          6.0%
   c/o Caminus Corporation
   825 Third Avenue, 28th Floor
   New York, NY 10022

ZAK Associates, Inc. (6)..................         946,375          5.6%
   c/o Caminus Corporation
   825 Third Avenue, 28th Floor
   New York, NY 10022

Anthony H. Bloom (7)......................         474,118          2.8%

Lawrence D. Gilson (8)(9).................         431,196          2.6%

Richard K. Landers (8)(9).................         431,196          2.6%

John A. Andrus (10).......................          31,649          0.2%

Clare M. J. Spottiswoode (11).............          18,720          0.1%

William P. Lyons..........................          49,500          0.3%

Joseph P. Dwyer...........................           3,000             *

All directors and executive officers as a
   group (9 persons) (12).................       4,543,230         26.9%

* Less than 1%

(1) The inclusion herein of any shares of Common Stock deeme d beneficially owned does not constitute an admission of beneficial ownership of those shares. Unless otherwise indicated, each person listed above has sole votin g and investment power with respect to the shares listed. For purposes of thi s table, each person is deemed to beneficially own any shares subject to stock op tions, warrants or other securities convertible into Common Stock, held by such person that are currently exercisable or convertible, or exercisable or conv ertible within 60 days after January 19, 2003.

(2) Number of shares deemed outstanding includes 16,782,306 shares issued and outstanding as of January 19, 2003, plus any shares subject to stock options, warrants or other securities convertible into Common Stock, held by the referenced beneficial owner(s).

(3) Includes 2,509,473 shares of Common Stock held by OCM Principal Opportunities Fund, L.P. (the "Fund"). Oaktree, a registered investment adviser under the Investment Advisers Act of 1940, has voting and dispositive power over the shares held by the Fund as general partner of the Fund. Christopher S. Brothers is a managing director of Oaktree. Although Oaktree may be deemed to beneficially own such shares for purposes of Section 13 of the Exchange Act, Oaktree disclaims beneficial ownership of such shares except to the extent of its pecuniary interest therein. To the extent that Mr. Brothers participates in the process to vote or dispose of such shares, he may be deemed under certain circumstances for purposes of Section 13 of the Exchange Act to be the beneficial owner of such shares of Common Stock. Mr. Brothers disclaims beneficial ownership of such shares, except to the extent of any pecuniary interest therein. Also includes 5,506 shares of Common Stock issuable upon the exercise of an option granted to Mr. Brothers as a director of the Company. Any proceeds from the sale of shares issuable upon exercise of the stock option are for the benefit of the Fund. Each of Oaktree and Mr. Brothers disclaims beneficial ownership of the shares issuable upon exercise of such stock option, except to the extent of any pecuniary interest therein.

(4) Beneficial ownership data as of September 30, 2002, based on information contained in a Form 13F filed with the SEC on November 14, 2002.

(5) Includes 946,375 shares of Common Stock held by ZAK Associates, Inc., which is an entity that is directly owned by Brian J. Scanlan and Cynthia Chang. Mr. Scanlan and Ms. Chang are husband and wife and share voting and dispositive power over the shares of Common Stock owned by ZAK Associates, Inc. Also includes 20,208 shares that are owned jointly by Mr. Scanlan and Ms. Chang, 7,652 shares that are owned by Ms. Chang and 45,833 shares of Common Stock issuable upon the exercise of an option granted to Mr. Scanlan as a director of the Company.

(6) Includes 149,900 shares of Common Stock pledged by ZAK Associates, Inc. to an affiliate of Banc of America Securities LLC to secure a forward sale contract that matures on February 28, 2005.

(7) Includes 468,612 shares of Common Stock held by RIT. Anthony H. Bloom, a former director of RIT, provides investment advice to RIT and may be deemed to beneficially own the shares held by RIT. Mr. Bloom disclaims beneficial ownership of such shares, except to the extent of any pecuniary interest therein. Also includes 5,506 shares of Common Stock issuable upon the exercise of stock options.

(8) Includes 11,012 shares of Common Stock issuable upon the exercise of stock options, of which 5,506 are issuable upon the exercise of options granted to Lawrence D. Gilson as a director and 5,506 shares are issuable upon the exercise of options granted to Richard K. Landers as a director. Any proceeds from the sale of shares issuable upon the exercise of options granted to Messrs. Gilson and Landers are for the benefit of GFI. Each of Messrs. Gilson and Landers disclaims beneficial ownership of the shares issuable upon the exercise of such stock options, except to the extent of any pecuniary interest therein.

(9) Includes 420,184 shares owned by GFI Two LLC. GFI has pledged (a) 150,000 of such shares to an affiliate of Banc of America Securities LLC to secure a forward sale contract that matures on June 20, 2003 and (b) 112,400 of such shares to an affiliate of Banc of America Securities LLC to secure a forward sale contract that matures on February 28, 2005. Lawrence D. Gilson is Chairman of GFI, and Richard K. Landers is a principal of GFI. To the extent that Messrs. Gilson and Landers participate in the process to vote or dispose of such shares, Messrs. Gilson and Landers may be deemed to beneficially own the shares held by GFI. Each of Messrs. Gilson and Landers disclaims beneficial ownership of such shares, except to the extent of his direct pecuniary interest therein.

(10) Includes 29,701 shares of Common Stock issuable upon the exercise of stock options.

(11) Includes 3,720 shares of Common Stock issuable upon the exercise of stock options and 7,500 shares of Common Stock held by Ms. Spottiswoode's adult children, with respect to which Ms. Spottiswoode possesses voting rights.

(12) Includes an aggregate of 101,278 shares of Common Stock issuable upon the exercise of stock options.

                      EQUITY COMPENSATION PLAN INFORMATION

          The following table sets forth information relating to equity securities authorized for issuance under the Company's equity compensation plans as of December 31, 2002:

                                                                                                Number of securities remaining
                                            Number of securities to be     Weighted-average      available for future issuance
                                             issued upon exercise of       exercise price of      under equity compensation
                                               outstanding options,      outstanding options,     plans (excluding securities
              Plan Category                    warrants and rights       warrants and rights       reflected in column (a))
-----------------------------------------   --------------------------   --------------------   ------------------------------
                                                        (a)                       (b)                        (c)
Equity compensation plans approved
   by security holders
   2001 Plan.............................             224,249                   $ 2.45                    1,625,751
   1999 Plan.............................             153,006                   $21.89                    1,221,764
   1998 Plan.............................             194,573                   $ 4.66                           --
                                                    ---------                   ------                    ---------

      Total..............................             571,828                   $ 8.40                    2,847,515

Equity compensation plans not approved
   by security holders
   Meyers, David (1).....................             105,000                   $14.38                           --
   Lyons, William (2)....................             500,000                   $ 2.32                           --
                                                    ---------                   ------                    ---------

      Total..............................             605,000                   $ 3.94                           --
                                                    ---------                   ------                    ---------

Total....................................           1,176,828                   $ 4.44                    2,847,515
                                                    =========                   ======                    =========

(1) On August 29, 2000, Mr. Meyers received 105,000 options pursuant to the employment letter between Mr. Meyers and Caminus Corporation.

(2) A description of the options received by Mr. Lyons is contained in Item 13, "Certain Relationships and Related Transactions," under the heading "Mr. Lyons' Employment Letter," and incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

Mr. Lyons' Employment Letter

          In July 2002, the Company entered into an employment letter with William P. Lyons. Under the terms of the employment letter, Mr. Lyons receives an annual base salary of $450,000. He also received a bonus of $99,750 for services rendered during 2002.

          Pursuant to his employment letter, in July 2002, Mr. Lyons was granted a non-statutory option to purchase 500,000 shares of Common Stock at an exercise price of $2.32 per share. The stock option grant to Mr. Lyons was issued outside of the Company's stock incentive plans. This stock option was granted as an inducement essential for Mr. Lyons to enter into his employment arrangement with the Company. His stock option will vest as to 25% of the shares in July 2003. Thereafter, the remaining unvested shares will vest in 36 equal monthly installments. Mr. Lyons' stock option will immediately vest in full and become exercisable upon a change of control of the Company.

          If the Company terminates Mr. Lyons' employment without cause, or if Mr. Lyons resigns for good reason, Mr. Lyons will receive his base salary, his bonus, and certain health care benefits for one year after his termination date. If the Company terminates Mr. Lyons' employment for any reason during the first year of his employment, other than disability, death, or for cause, or if Mr. Lyons resigns for good reason, Mr. Lyons' stock option will immediately vest as to 25% of the shares. In the event of such termination, the severance benefit is payable to Mr. Lyons upon completion of the Merger in an aggregate amount of $649,500 in cash, which is to be paid in 12 equal monthly installments.

          Mr. Lyons' employment letter contains a confidentiality provision requiring him to execute the Company's standard form of Employee Nondisclosure Agreement. The employment letter also provides that Mr. Lyons may maintain membership on the board of directors of FileNET Corporation and one other company that he designates, so long as the designated company is not a competitor of the Company, and so long as service as a member of the board of directors of either company does not adversely impact the discharge of his duties to the Company.

Mr. Stoner's Employment Agreement

          In October 1998, the Company entered into an employment agreement with David M. Stoner, which terminated in October 2001. The Company did not enter into a new employment agreement with Mr. Stoner. Mr. Stoner resigned as Chief Executive Officer and President of the Company in July 2002. Mr. Stoner's base salary as of the date of his resignation was $400,000, and he received a bonus of $163,333, $250,000 and $0 for services rendered during 2000, 2001 and 2002, respectively. In 2000, Mr. Stoner received an award of 160,209 shares of Common Stock. Mr. Stoner's compensation for 2000 also included an aggregate amount of $1,112,500 for the forgiveness of outstanding indebtedness (including accrued interest) owed by Mr. Stoner to the Company.

          In May 2001, Mr. Stoner was granted an option under the Company's 1999 Stock Incentive Plan to purchase 100,000 shares of Common Stock at an exercise price of $24.71 per share. His stock option vested as to 25% of the shares in May 2002. Thereafter, the stock option vested in 36 equal monthly installments. As a result of Mr. Stoner's resignation, the stock option was terminated.

          Mr. Stoner's employment agreement contained a confidentiality provision that survives termination of the employment agreement for so long as Mr. Stoner retains confidential or proprietary information of the Company. Mr. Stoner's employment agreement also provided that Mr. Stoner may not work for, or hold 5% or more of the outstanding capital stock of, a publicly traded corporation which is a competing business anywhere in the world for one year after the conclusion of his employment. For purposes of the employment agreement, a competing business is one that develops and markets (1) software or consulting advisory services used to analyze or influence client and industry decisions regarding energy pricing, investments, regulatory policy and financial and strategic planning for clients in the natural gas, crude oil, refined products, electric power and utility industries and (2) software or related products or services which otherwise facilitate transactions or other participation in competitive energy markets.

Other Employment Arrangements

          Joseph P. Dwyer

          In April 2001, the Company entered into an employment letter with Joseph P. Dwyer, the Company's Executive Vice President, Chief Financial Officer, Treasurer and Assistant Secretary. Under the terms of his employment letter, Mr. Dwyer received an annual base salary of $275,000. In April 2002, his base salary was increased to $300,000. Mr. Dwyer received a bonus of $62,500 upon commencement of employment and received annual bonuses of $125,000 and $150,000 for 2001 and 2002, respectively.

          Pursuant to his employment letter, in May 2001, Mr. Dwyer was granted a non-statutory option to purchase 160,000 shares of Common Stock at an exercise price of $24.71 per share. This stock option was granted as an inducement essential for Mr. Dwyer to enter into his employment arrangement with the Company. The terms of the stock option provided that in May 2002, the stock option would vest as to 25% of the shares. Thereafter, the remaining unvested shares would vest in 36 equal monthly installments. In addition, the stock option provided for immediate acceleration of vesting of unvested shares upon a change of control of the Company. In December 2002, this option was cancelled pursuant to the Option Exchange Offer, which is described below, under "Other Transactions."

          In October 2002, the Company adopted the Retention Plan, described below, which provides severance benefits to Mr. Dwyer upon certain circumstances, in connection with certain transactions constituting a change of control of the Company. In connection with the transaction contemplated by the Merger Agreement, such severance benefits will be payable upon completion of the Merger.

          Brian J. Scanlan.

          In May 1998, Zai*Net Software, L.P., which was the Company's majority-owned subsidiary at the time, entered into an employment agreement with Brian J. Scanlan, which was amended in November 1999. In March 1999, the Company assumed the employment agreement when Zai*Net Software, L.P. was merged into the Company. Mr. Scanlan's agreement terminated in May 2001. The Company has not entered into a new employment agreement with Mr. Scanlan. Mr. Scanlan currently receives a base salary of $287,900 per year and is eligible to participate in the Company's bonus pool. Mr. Scanlan received a bonus of $41,161 for services rendered during 2000. Mr. Scanlan did not receive a bonus for services rendered during 2001 or 2002. In May 2001, Mr. Scanlan was granted an option under the Company's 1999 Stock Incentive Plan to purchase 100,000 shares of Common Stock at an exercise price of $24.71 per share. His stock option vested as to 25% of the shares in May 2002. Thereafter, the remaining unvested shares will vest in 36 equal monthly installments.

          Mr. Scanlan is also a party to a covenant not to compete, entered into in May 1998, which contains a confidentiality provision and further provides that he may not perform services for, or hold 5% or more of the outstanding capital stock of, a publicly traded corporation in, a competing business other than on behalf of the Company or its affiliates anywhere in the world for the greater of (1) three and one-half years from the date of the agreement and (2) two years after the date of termination of Mr. Scanlan's employment. A competing business is one that develops and markets consulting advisory services used to analyze or influence client and industry decisions regarding energy pricing, investments, regulatory policy and financial and strategic planning for clients in the natural gas, crude oil, refined products, electric power and utility industries.

          Mr. Scanlan resigned as an officer of the Company on March 31, 2003.

          John A. Andrus

          John A. Andrus currently receives a base salary of $300,000 per year and is eligible to participate in the Company's bonus pool. Mr. Andrus received a bonus of $195,000 for services rendered during 2001 and $156,200 for 2002. In February 2001, Mr. Andrus was granted an option under the Company's 1999 Stock Incentive Plan to purchase 50,000 shares of Common Stock at an exercise price of $20.13 per share. In May 2001, Mr. Andrus was granted an option under the Company's 2001 Non-Officer Employee Stock Incentive Plan to purchase 200,000 shares of Common Stock at an exercise price of $24.71 per share. The terms of both stock options provided that 25% of the shares of Common Stock would become vested on the first anniversary of the date of grant. Thereafter, the remaining unvested shares would vest in 36 equal monthly installments. In addition, the stock options provided for immediate acceleration of vesting of unvested shares upon a change of control of the Company. In December 2002, the foregoing options were cancelled pursuant to the Option Exchange Offer, which is described below, under "Other Transactions"

          In October 2002, the Company adopted the Retention Plan, described below, which provides severance benefits to Mr. Andrus upon certain circumstances, in connection with certain transactions constituting a change of control of the Company. In connection with the transaction contemplated by the Merger Agreement, such severance benefits will be payable upon completion of the Merger Company.

Management Retention Plan

          In October 2002, the Company adopted the Management Retention Plan (the "Retention Plan"), which supplemented the employment arrangements of Mr. Dwyer and Mr. Andrus. Under the Retention Plan, each of Mr. Andrus and
Mr. Dwyer is entitled to receive a severance payment from the Company if (i) at any time prior to a change in control or (ii) within one year after the occurrence of a change in control, his employment is involuntarily terminated by the Company for any reason other than cause, death or disability, or he voluntarily terminates his employment with the Company for good reason. The severance payable to each of Messrs. Dwyer and Andrus under the Retention Plan is an amount equal to three years' base annual salary and target annual cash bonus. However, if Mr. Dwyer or Mr. Andrus (as applicable) receives newly issued stock options from the Company (or any successor of the Company) pursuant to the Option Exchange Offer in exchange for stock options held on the date on which the Retention Plan was adopted by the Company, then his severance payment will be reduced to an amount equal to one year's base annual salary and target annual cash bonus. Notwithstanding the foregoing, if Mr. Dwyer or Mr. Andrus (as applicable) receives new options from any successor to the Company in a change in control transaction and, within one year following the change in control transaction, his employment is involuntarily terminated by the Company for any reason other than cause, death or disability, or he voluntarily terminates his employment with the Company for good reason, then the severance payment will be an amount equal to three years' base salary and target annual cash bonus.

          In the case of Mr. Dwyer, the severance benefit payable in connection with the Merger is $1,350,000, payable in one lump-sum payment. In the case of Mr. Andrus, such amount would be $1,500,000, payable in one lump-sum payment.

          In addition, if Mr. Dwyer or Mr. Andrus becomes entitled to severance payments pursuant to the Retention Plan, the Company or its successor will be obligated to provide health benefits coverage and coverage under other employee welfare benefit plans for one year for Mr. Dwyer or Mr. Andrus (as applicable) and his dependents under the same plan(s) or arrangement(s) under which he was covered immediately prior to the termination of employment or plan(s) established or arrangement(s) provided by the Company or any of its subsidiaries thereafter. The severance benefits provided by the Retention Plan will be reduced, if applicable, to avoid "excess parachute payments."

Other Transactions

          On October 28, 2002, the Company filed a Schedule TO with the SEC relating to an offer (the "Option Exchange Offer") to exchange for new options all outstanding stock options to purchase shares of Common Stock that have an exercise price greater than $10.00 per share and that were granted to current employees of the Company or its subsidiaries under the Caminus LLC 1998 Stock Incentive Plan, the Caminus Corporation 1999 Stock Incentive Plan, the Caminus Corporation 2001 Non-Officer Employee Stock Incentive Plan, and certain Nonstatutory Stock Option Agreements, upon the terms and subject to the conditions described in an offer to exchange and a related letter of transmittal. The Company's Chief Executive Officer and members of the Board of Directors were not eligible to participate in the Option Exchange Offer.

          The Option Exchange Offer expired at 5:00 p.m., Eastern Standard Time, on December 13, 2002. Pursuant to the Option Exchange Offer, the Company accepted for cancellation options to purchase 1,564,422 shares of Common Stock, representing approximately 98% of the options that were eligible to be tendered for exchange pursuant to the Option Exchange Offer. Subject to the terms and conditions of the Option Exchange Offer, the Company has committed to grant new options to purchase an aggregate of 1,564,422 shares of Common Stock in exchange for those options the Company accepted for exchange. The new options are to be granted on one of the first five trading days after June 13, 2003.

          The Merger Agreement provides that, as of the effective time of the Merger, the surviving corporation in the Merger will continue to be bound by the Company's commitment to issue options pursuant to the Option Exchange Offer. The options issued pursuant to the Option Exchange Offer (the "Assumed Options") will be options to purchase shares of the common stock, $0.01 par value per share, of SunGard ("SunGard Common Stock"). The number of shares of SunGard Common Stock purchasable upon exercise of each of the Assumed Options will be calculated in accordance with the ratio set forth in the Merger Agreement, and the per share exercise price under each of the Assumed Options will be the closing sale price of a share of SunGard Common Stock reported on the New York Stock Exchange on the date on which the Assumed Options are granted pursuant to the Option Exchange Offer (rounding up to the nearest cent).

Item 14. Controls and Procedures

          Within 90 days prior to the date of filing of this Annual Report on Form 10-K, the Company carried out an evaluation, under the supervision and with the participation of the Company's Disclosure Committee and the Company's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic SEC filings. Subsequent to the date of that evaluation, there have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls, nor were any corrective actions required with regard to significant deficiencies and material weaknesses.

                                     Part IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

          (a) The following documents are filed as part of this Form 10-K:

                    1. Financial Statements. The following financial statements of Caminus Corporation are filed as part of this Form 10-K on the pages indicated:

          CAMINUS CORPORATION AND SUBSIDIARIES

          Independent Auditors' Report...........................................................................   F-2
          Consolidated Balance Sheets as of December 31, 2002 and 2001...........................................   F-3
          Consolidated Statements of Operations for the Years Ended December 31, 2002, 2001 and 2000.............   F-4
          Consolidated Statements of Stockholders' Equity for the Years Ended December 31, 2002, 2001 and 2000...   F-5
          Consolidated Statements of Cash Flows for the Years Ended December 31, 2002, 2001 and 2000.............   F-6
          Notes to Consolidated Financial Statements.............................................................   F-7

                    2. Schedules are omitted because the required information is inapplicable or the information is presented in the consolidated financial statements or related notes.

                    3. Exhibits. The exhibits listed in the Exhibit Index immediately preceding such exhibits are filed as part of this Annual Report on Form 10-K.

          (b) Reports on Form 8-K.

          None.

                                   SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the day of April
7, 2003.

                                        CAMINUS CORPORATION


                                        By:       /s/ WILLIAM P. LYONS
                                            -----------------------------------
                                                     William P. Lyons
                                           President and Chief Executive Officer

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 7th day of April, 2003.

          Signature                                  Title                               Date
          ---------                                  -----                               ----
    /s/ WILLIAM P. LYONS                  President and Chief Executive             April 7, 2003
----------------------------
      William P. Lyons         Officer (Principal Executive Officer) and Director


     /s/ JOSEPH P. DWYER        Executive Vice President, Chief Financial Officer   April 7, 2003
----------------------------
       Joseph P. Dwyer           and Treasurer (Principal Financial Officer and
                                          Principal Accounting Officer)


   /s/ LAWRENCE D. GILSON              Chairman of the Board of Directors           April 7, 2003
----------------------------
     Lawrence D. Gilson


    /s/ BRIAN J. SCANLAN                            Director                        April 7, 2003
----------------------------
      Brian J. Scanlan


 /s/ CHRISTOPHER S. BROTHERS                        Director                        April 7, 2003
----------------------------
   Christopher S. Brothers


    /s/ ANTHONY H. BLOOM                            Director                        April 7, 2003
----------------------------
      Anthony H. Bloom


   /s/ RICHARD K. LANDERS                           Director                        April 7, 2003
----------------------------
     Richard K. Landers


/s/ CLARE M. J. SPOTTISWOODE                        Director                        April 7, 2003
----------------------------
  Clare M. J. Spottiswoode

                                 CERTIFICATIONS

I, William P. Lyons, certify that:

     1.   I have reviewed this annual report on Form 10-K of Caminus
          Corporation;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annul report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

               a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

               b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

               c. presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

               a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

               b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


/s/ WILLIAM P. LYONS                                        Date: April 7, 2003
-------------------------------------
William P. Lyons
President and Chief Executive Officer

I, Joseph P. Dwyer, certify that:

     1.   I have reviewed this annual report on Form 10-K of Caminus
          Corporation;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annul report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

               a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

               b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

               c. presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

               a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

               b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


/s/ JOSEPH P. DWYER                                         Date: April 7, 2003
----------------------------------
Joseph P. Dwyer
Executive Vice President and Chief
Financial Officer

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                Page
                                                                                                ----
CAMINUS CORPORATION AND SUBSIDIARIES
Independent Auditors' Report.................................................................    F-2
Consolidated Balance Sheets as of December 31, 2002 and 2001.................................    F-3
Consolidated Statements of Operations for the Years Ended December 31, 2002, 2001 and 2000...    F-4
Consolidated Statements of Stockholders' Equity for the Years Ended
   December 31, 2002, 2001 and 2000..........................................................    F-5
Consolidated Statements of Cash Flows for the Years Ended December 31, 2002, 2001 and 2000...    F-6
Notes to Consolidated Financial Statements...................................................    F-7

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
Caminus Corporation

          We have audited the accompanying consolidated balance sheets of Caminus Corporation and Subsidiaries as of December 31, 2002 and 2001 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

          In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Caminus Corporation and Subsidiaries as of December 31, 2002 and 2001 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

          As discussed in Note 2 to the consolidated financial statements, the Company adopted the provisions of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets", effective January 1, 2002.


                                                                    /s/ KPMG LLP

New York, New York
February 11, 2003

                      CAMINUS CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                                                          December 31,
                                                                                   -------------------------
                                                                                        2002       2001
                                                                                      --------   --------
                                                                                   (in thousands, except per
                                                                                          share data)
                                     ASSETS

Current assets:
   Cash and cash equivalents ...................................................      $ 18,764   $ 35,387
   Investments in short-term marketable securities .............................        14,641      6,640
   Accounts receivable, net ....................................................        13,341     22,002
   Prepaid expenses and other current assets ...................................         2,712      2,361
                                                                                      --------   --------
      Total current assets .....................................................        49,458     66,390
                                                                                      --------   --------
Other assets:
   Investments in long-term marketable securities ..............................         7,728         --
   Fixed assets, net ...........................................................         6,465      7,173
   Acquired and internally developed technology, net ...........................        11,766     18,441
   Other intangibles, net ......................................................        12,210     14,936
   Goodwill, net ...............................................................        55,865     58,045
   Other assets ................................................................         1,739      1,994
                                                                                      --------   --------
      Total assets .............................................................      $145,231   $166,979
                                                                                      ========   ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable ............................................................      $  3,347   $  4,108
   Accrued liabilities .........................................................        12,722     16,044
   Income taxes payable ........................................................           212      1,515
   Deferred revenue ............................................................         7,754     12,707
                                                                                      --------   --------
      Total current liabilities ................................................        24,035     34,374
Long-term debt .................................................................            --     15,000
                                                                                      --------   --------
Total liabilities ..............................................................        24,035     49,374
                                                                                      --------   --------
Commitments and contingencies ..................................................            --         --
Stockholders' equity:
   Common stock, par value $0.01 per share, 50,000 shares authorized; 19,682 shares issued and 16,782 shares outstanding at December 31, 2002,
      19,663 shares issued and 17,901 shares outstanding at December 31, 2001 ..           197        197
   Additional paid-in capital ..................................................       189,714    164,131
   Treasury stock, 2,900 and 1,762 shares at cost ..............................       (12,918)    (4,911)
   Deferred compensation .......................................................            --       (677)
   Accumulated deficit .........................................................       (56,646)   (40,676)
   Accumulated other comprehensive income (loss) ...............................           849       (459)
                                                                                      --------   --------
      Total stockholders' equity ...............................................       121,196    117,605
                                                                                      --------   --------
      Total liabilities and stockholders' equity ...............................      $145,231   $166,979
                                                                                      ========   ========

  The accompanying notes are an integral part of these consolidated financial statements.

                      CAMINUS CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                            Year Ended December 31,
                                                     -------------------------------------
                                                           2002       2001      2000
                                                         --------   -------   --------
                                                     (in thousands, except per share data)
Revenues:
   Licenses ......................................       $ 29,714   $34,579   $ 24,573
   Software services .............................         51,620    32,416     18,576
   Strategic consulting ..........................          1,919     7,722      8,565
                                                         --------   -------   --------
      Total revenues .............................         83,253    74,717     51,714
Cost of revenues:
   Cost of licenses ..............................            790     1,053        978
   Cost of software services .....................         21,650    16,293     10,698
   Cost of strategic consulting ..................          1,905     4,268      3,643
   Amortization of acquired technology ...........          8,077     3,581      1,566
                                                         --------   -------   --------
      Total cost of revenues .....................         32,422    25,195     16,885
                                                         --------   -------   --------
      Gross profit ...............................         50,831    49,522     34,829
Operating expenses:
   Sales and marketing ...........................          9,927    11,488      9,836
   Research and development ......................         26,745    13,336      6,601
   General and administrative ....................         27,052    17,154     10,852
   Restructuring charges .........................          3,486        --         --
   Acquired in-process research and development ..             --     1,300         --
   Amortization of intangible assets .............          2,017    11,063     10,156
   Expenses related to initial public offering ...             --        --     12,335
   Loss on office relocation .....................             --        --        508
                                                         --------   -------   --------
      Total operating expenses ...................         69,227    54,341     50,288
                                                         --------   -------   --------
Loss from operations .............................        (18,396)   (4,819)   (15,459)
Other income (expense):
   Interest income ...............................          1,112     1,934      2,346
   Interest expense ..............................           (499)     (173)       (89)
   Other income ..................................             --       868          1
                                                         --------   -------   --------
      Total other income .........................            613     2,629      2,258
                                                         --------   -------   --------
Loss before provision for income taxes ...........        (17,783)   (2,190)   (13,201)
Provision for (benefit from) income taxes ........         (1,813)    3,989      2,315
                                                         --------   -------   --------
Net loss .........................................       $(15,970)  $(6,179)  $(15,516)
                                                         ========   =======   ========
Basic and diluted net loss per share .............       $  (0.88)  $ (0.38)  $  (1.04)
                                                         ========   =======   ========
Weighted average shares used in computing basic
   and diluted net loss per share ................         18,087    16,059     14,925

  The accompanying notes are an integral part of these consolidated financial statements.

                      CAMINUS CORPORATION AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                   Number              Additional
                                                                Outstanding   Common     Paid-in    Treasury   Subscriptions
                                                                   Shares      Stock     Capital      Stock      Receivable
                                                                -----------   ------   ----------   --------   -------------
Balance at December 31, 1999.................................       9,296       110       52,670      (4,911)      (2,907)
Forgiveness of subscription receivable.......................                                                       1,000
Issuance of shares for our initial public offering...........       4,088        41       58,987
Issuance of shares to related parties........................       1,521        15        8,726
Receipt of subscription receivables..........................                                                       2,018
Issuance of stock options below fair market value............                                 60
Amortization of deferred compensation........................
Unrealized gain on marketable securities.....................
Issuance of shares related to employee stock purchase plan...          33                    451
Issuance of shares for acquisition of Nucleus................         261         3        3,754
Stock option exercises.......................................         492         5        2,444                     (111)
Net loss.....................................................
Translation adjustment.......................................
                                                                   ------      ----     --------    --------      -------
Balance at December 31, 2000.................................      15,691       174      127,092      (4,911)          --
                                                                   ------      ----     --------    --------      -------
Issuance of shares for Altra Software acquisition............       1,975        20       33,871
Issuance of stock options....................................                              1,229
Amortization of deferred compensation........................
Reclassification of unrealized gain to realized gain on
   marketable securities.....................................
Issuance of shares related to employee stock purchase plan...          49                    842
Stock option exercises.......................................         186         3        1,097
Net loss.....................................................
Translation adjustment.......................................
                                                                   ------      ----     --------    --------      -------
Balance at December 31, 2001.................................      17,901      $197     $164,131    $ (4,911)     $    --
                                                                   ------      ----     --------    --------      -------
Issuance of shares in a secondary public offering............       1,593        16       28,926
Repurchase of common shares..................................      (2,625)                            (8,195)
Return of escrowed shares from Altra Software acquisition....        (275)                            (4,723)
Amortization of deferred compensation........................
Retirement of treasury shares................................                   (18)      (4,893)      4,911
Unrealized gain on marketable securities.....................
Issuance of shares related to employee stock purchase plan...          81         1          568
Stock option exercises.......................................         107         1          747
Net loss.....................................................
Net operating loss tax benefit from equity transactions .....                                235
Translation adjustment.......................................
                                                                   ------      ----     --------    --------      -------
Balance at December 31, 2002.................................      16,782      $197     $189,714    $(12,918)     $    --
                                                                   ======      ====     ========    ========      =======

                                                                                              Accumulated
                                                                                                 Other           Total
                                                                  Deferred     Accumulated   Comprehensive   Stockholders'
                                                                Compensation     Deficit     Income (Loss)       Equity
                                                                ------------   -----------   -------------   -------------
Balance at December 31, 1999.................................         (235)       (18,981)           (7)          25,739
Forgiveness of subscription receivable.......................                                                      1,000
Issuance of shares for our initial public offering...........                                                     59,028
Issuance of shares to related parties........................                                                      8,741
Receipt of subscription receivables..........................                                                      2,018
Issuance of stock options below fair market value............          (60)                                           --
Amortization of deferred compensation........................          167                                           167
Unrealized gain on marketable securities.....................                                       183              183
Issuance of shares related to employee stock purchase plan...                                                        451
Issuance of shares for acquisition of Nucleus................                                                      3,757
Stock option exercises.......................................                                                      2,338
Net loss.....................................................                     (15,516)                       (15,516)
Translation adjustment.......................................                                      (115)            (115)
                                                                   -------       --------        ------         --------
Balance at December 31, 2000.................................         (128)       (34,497)           61           87,791
                                                                   -------       --------        ------         --------
Issuance of shares for Altra Software acquisition............                                                     33,891
Issuance of stock options....................................       (1,229)                                           --
Amortization of deferred compensation........................          680                                           680
Reclassification of unrealized gain to realized gain on
   marketable securities.....................................                                      (183)            (183)
Issuance of shares related to employee stock purchase plan...                                                        842
Stock option exercises.......................................                                                      1,100
Net loss.....................................................                      (6,179)                        (6,179)
Translation adjustment.......................................                                      (337)            (337)
                                                                   -------       --------        ------         --------
Balance at December 31, 2001.................................      $  (677)      $(40,676)       $ (459)        $117,605
                                                                   -------       --------        ------         --------
Issuance of shares in a secondary public offering............                                                     28,942
Repurchase of common shares..................................                                                     (8,195)
Return of escrowed shares from Altra Software acquisition....                                                     (4,723)
Amortization of deferred compensation........................          677                                           677
Retirement of treasury shares................................                                                         --
Unrealized gain on marketable securities.....................                                        37               37
Issuance of shares related to employee stock purchase plan...                                                        569
Stock option exercises.......................................                                                        748
Net loss.....................................................                     (15,970)                       (15,970)
Net operating loss tax benefit from equity transactions .....                                                        235
Translation adjustment.......................................                                     1,271            1,271
                                                                   -------       --------        ------         --------
Balance at December 31, 2002.................................      $    --       $(56,646)       $  849         $121,196
                                                                   =======       ========        ======         ========

                                                                Comprehensive
                                                                     Loss
                                                                -------------
Balance at December 31, 1999.................................
Forgiveness of subscription receivable.......................
Issuance of shares for our initial public offering...........
Issuance of shares to related parties........................
Receipt of subscription receivables..........................
Issuance of stock options below fair market value............
Amortization of deferred compensation........................
Unrealized gain on marketable securities.....................      $    183
Issuance of shares related to employee stock purchase plan...
Issuance of shares for acquisition of Nucleus................
Stock option exercises.......................................
Net loss.....................................................       (15,516)
Translation adjustment.......................................          (115)
                                                                   --------
Balance at December 31, 2000.................................      $(15,448)
                                                                   ========
Issuance of shares for Altra Software acquisition............
Issuance of stock options....................................
Amortization of deferred compensation........................
Reclassification of unrealized gain to realized gain on
   marketable securities.....................................      $   (183)
Issuance of shares related to employee stock purchase plan...
Stock option exercises.......................................
Net loss.....................................................        (6,179)
Translation adjustment.......................................          (337)
                                                                   --------
Balance at December 31, 2001.................................      $ (6,699)
                                                                   ========
Issuance of shares in a secondary public offering............
Repurchase of common shares..................................
Return of escrowed shares from Altra Software acquisition....
Amortization of deferred compensation........................
Retirement of treasury shares................................
Unrealized gain on marketable securities.....................      $     37
Issuance of shares related to employee stock purchase plan...
Stock option exercises.......................................
Net loss.....................................................       (15,970)
Net operating loss tax benefit from equity transactions......
Translation adjustment.......................................         1,271
                                                                   --------
Balance at December 31, 2002.................................      $(14,662)
                                                                   ========

        The accompanying notes are an integral part of these consolidated financial statements.

                      CAMINUS CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                            Year Ended December 31,
                                                                                        ------------------------------
                                                                                          2002       2001       2000
                                                                                        --------   --------   --------
                                                                                                (in thousands)
Cash flows from operating activities:
   Net loss .........................................................................   $(15,970)  $ (6,179)  $(15,516)
   Adjustments to reconcile net loss to net cash provided by
      (used in) operating activities:
      Depreciation and amortization .................................................     13,502     16,657     12,728
      Acquired in-process research and development ..................................         --      1,300         --
      Deferred taxes ................................................................        235      1,288       (146)
      Non-cash compensation expense .................................................        677        680        167
      Non-cash expenses related to our initial public offering ......................         --         --      9,741
      Write-off of property and equipment related to office relocation ..............         --         --        322
      Bad debt expense ..............................................................        715        473        138
      Changes in operating assets and liabilities net of effects of acquisitions:
         Accounts receivable ........................................................      7,946     (1,846)    (8,185)
         Prepaid expenses and other current assets ..................................         (5)     1,490        199
         Accounts payable ...........................................................       (761)    (1,348)       311
         Accrued liabilities ........................................................     (2,152)     1,578      2,407
         Income taxes payable .......................................................     (1,648)        42      1,585
         Deferred revenue ...........................................................     (4,819)    (1,295)       346
         Other ......................................................................     (1,692)      (182)        (2)
                                                                                        --------   --------   --------
Net cash provided by (used in) operating activities .................................     (3,972)    12,658      4,095
                                                                                        --------   --------   --------
Cash flows from investing activities:
   Purchases of marketable securities ...............................................    (19,550)   (25,052)   (40,831)
   Proceeds from sales of marketable securities .....................................      3,806     43,010     14,023
   Purchases of fixed assets ........................................................     (2,780)    (2,735)    (4,348)
   Proceeds from sale of furniture and leasehold improvements .......................         --         --        129
   Acquisition of Nucleus ...........................................................         --        (92)   (13,584)
   Acquisition of Altra, net of cash acquired .......................................     (2,513)   (25,816)        --
   Acquisition of DCS ...............................................................         --         --       (184)
                                                                                        --------   --------   --------
Net cash provided by (used in) investing activities .................................    (21,037)   (10,685)   (44,795)
                                                                                        --------   --------   --------
Cash flows from financing activities:
   Proceeds from the issuance of common stock, net ..................................     28,942         --     59,028
   Cash received for stock options exercised ........................................        748      1,100      2,338
   Cash received for stock issued under employee stock purchase plan ................        569        842        451
   Repurchase of common stock .......................................................     (8,195)        --         --
   Payments of obligation to affiliate ..............................................         --         --     (1,000)
   Payments of obligation to stockholders ...........................................         --         --     (2,188)
   Proceeds from borrowings under credit facility ...................................         --     15,000         --
   Repayment of borrowings under credit facility ....................................    (15,000)        --     (3,050)
   Payment of distribution to the former shareholders of Caminus LLC ................         --         --       (452)
   Cash received for subscriptions receivable .......................................         --         --      2,018
                                                                                        --------   --------   --------
Net cash provided by financing activities ...........................................      7,064     16,942     57,145
                                                                                        --------   --------   --------
Effect of exchange rates on cash flows ..............................................      1,322       (411)      (224)
                                                                                        --------   --------   --------
Net increase (decrease) in cash and cash equivalents ................................    (16,623)    18,504     16,221
Cash and cash equivalents, beginning of year ........................................     35,387     16,883        662
                                                                                        --------   --------   --------
Cash and cash equivalents, end of year ..............................................   $ 18,764   $ 35,387   $ 16,883
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

          Caminus LLC was originally organized as a Delaware limited liability company on April 29, 1998 ("Inception") by an investor group for the purpose of acquiring equity interests in and managing the business affairs of Caminus Energy Limited ("CEL") and Zai*Net Software, L.P. ("Zai*Net" or "ZNLP"). In conjunction with the formation of the Company and as consideration for the identification of the acquired entities, an option, with an anti-dilution provision, to acquire a 10% interest in Caminus LLC was granted to a member of the investor group. This option was valued at $1,648 using the Black-Scholes option pricing model and was accounted for as part of the purchase price of ZNLP and CEL. Any additional grants made under the anti-dilution provision were made at the market price at the date of grant. In connection with the Company's initial public offering ("IPO") in 2000, this option was exercised, which resulted in the issuance of 975 shares of common stock to a related party.

   Capitalization

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

          In March 2002, the Company sold 1,593 shares of common stock resulting in net proceeds of $28,942. The Company used $15,000 of these proceeds to repay its borrowings under a credit facility with the remainder available for working capital and general corporate purposes.

          In the first quarter of 2002, the Company retired its then held 1,762 treasury shares, which had a cost of $4,911.

          In June 2002, the Company approved a repurchase program for up to $10,000 of the Company's common stock. Under the program, the Company has authorized management to purchase shares of its common stock in the open market, in privately negotiated block trades or in other transactions from time to time. As of December 31, 2002 the Company had repurchased 2,625 common shares for a total of $8,195, which has been recorded as treasury stock.

2.   Summary of Significant Accounting Policies

   Principles of consolidation

          The accompanying consolidated financial statements include the accounts of Caminus Corporation and its subsidiaries. All intercompany transactions and balances have been eliminated.

   Revenue recognition

          The Company has generated revenues from licensing its software products, reselling its products through distributors, providing related implementation services and support and providing strategic consulting services. The Company follows the provisions of Statement of Position ("SOP") No. 97-2, "Software Revenue Recognition," as amended by SOP 98-9, "Modification of SOP 97-2, Software Revenue Recognition, with Respect to Certain Transactions." Under SOP No. 97-2, if the license agreement does not provide for significant customization of or enhancements to the software, software license revenues are recognized when a license agreement is executed, the product has been delivered, all significant obligations are fulfilled, the fee is fixed or determinable and collectibility is probable. For those license agreements where customer acceptance is required and it is not probable, license revenues are recognized when the software has been accepted. For those license agreements where the licensee requires significant enhancements or customization to adapt the software to the unique specifications of the customer or the service elements of the arrangement are considered essential to the functionality of the software products, both the license revenues and services revenues are recognized using contract accounting. If acceptance of the software and related software services is probable, the percentage of completion method is used to recognize revenue for those types of license agreements, where progress towards completion is measured by comparing software services hours incurred to estimated total hours for each software license agreement. If acceptance of the software and related software services is not probable, then the completed contract method is used and license revenues are recognized only when the Company's obligations under the license agreement are completed and the software has been accepted. Accordingly, for these contracts, payments received and software license costs are deferred until the Company's obligations under the license agreement are completed. Anticipated losses, if any, on uncompleted contracts are recognized in the period in which such losses are determined. For non-exclusive software licenses with distributors to resell the Company's software in exchange for royalty payments based on the number of software products resold, the Company recognizes nonrefundable software license fees as revenue when the software product master is delivered and accepted and the cash is received from the reseller, assuming all other revenue recognition criteria are met. Subsequent royalty revenue related to the resale of the software is recognized as earned. Maintenance and support revenues associated with new product licenses and renewals are deferred and recognized ratably over the contract period. Software services revenues, not required to be recognized using contract accounting, and strategic consulting revenues are typically billed on a time and materials basis and are recognized as such services are performed. When software licenses, services and/or maintenance are bundled in one arrangement, the fair value of the maintenance fees is determined by the contractual renewal rate and the fair value of the services is based upon the amount the Company invoices customers for such services when they are sold on a stand alone basis.

   Software development costs

          Software development costs are expensed as incurred, except that capitalization of software development costs begins upon establishment of technological feasibility of the product. After technological feasibility is established, significant software development costs are capitalized until the product is available for general release. The capitalized software development costs are then amortized on a straight-line basis over the estimated product life, which is primarily four years, or on the ratio of current revenues to total projected product revenues, whichever is greater. Through 2001, the period between achieving technological feasibility, which the Company has defined as establishment of a working model, which typically occurs when beta testing commences, and the general release of such software had been short, and software development costs qualifying for capitalization were insignificant. Accordingly, the Company did not capitalize any software development costs through December 31, 2001. At the end of 2001, the Company acquired Altra Software Services, Inc, which was involved in major software development efforts to create a new platform for its software products and to create its next generation gas marketing product. During the six months ended June 30, 2002, the Company continued the development of this platform, on which the Company expects most of its future products would reside, and continued the development of its next generation gas marketing product. Certain elements of these efforts met the criteria for the capitalization of software development costs, and accordingly $1,949 of these costs was capitalized during the first six months of 2002. As the related products were available for general release as of June 30, 2002, no additional costs were capitalized in the second half of 2002. The related amortization of these capitalized software development costs for the years ended December 31, 2002, 2001 and 2000 was $245, 0 and 0, respectively, and is included in cost of licenses revenues.

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

   Investments in marketable securities

          Investments are recorded at fair value and classified as available-for-sale. Unrealized gains and losses, net of taxes, on securities classified as available-for-sale are carried as a separate component of stockholders' equity. Management determines the appropriate classification of its investments in debt securities at the time of purchase and reevaluates such determination at each balance sheet date. At December 31, 2002 and 2001 the Company recorded cumulative unrealized gains of $37 and $0 on investments classified as available for sale. Realized gains and losses and permanent declines in value on available-for-sale securities are reported in other income or expense as incurred.

   Accounts receivable

          Accounts receivable, net consist of the following:

                                                                 Year Ended
                                                                December 31,
                                                             -----------------
                                                               2002      2001
                                                             -------   -------
Trade ....................................................   $11,808   $21,377
Unbilled .................................................     2,334     1,207
Allowance for doubtful accounts ..........................      (801)     (582)
                                                             -------   -------
                                                             $13,341   $22,002
                                                             =======   =======

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

          Activity in the allowance for doubtful accounts is as follows:

                                                               Year Ended
                                                              December 31,
                                                          --------------------
                                                           2002    2001   2000
                                                          -----   -----   ----
Balance, beginning of year ............................   $ 582   $ 442   $304
  Provision ...........................................     715     473    138
  Write-offs ..........................................    (496)   (333)    --
                                                          -----   -----   ----
Balance, end of year ..................................   $ 801   $ 582   $442
                                                          =====   =====   ====

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

     As of January 1, 2002, the Company had unamortized goodwill in the amount of $58,045 and unamortized identifiable intangible assets in the amount of $33,377, all of which were subject to the transition provisions of Statements 141 and 142. After the reclassification of $708 of intangible assets for an assembled workforce in place to goodwill, adding contingent consideration related to the Altra acquisition to goodwill, amortization expense for 2002, reducing goodwill by $2,952 for the finalization of Altra's tangible net worth, and reducing goodwill by $1,771 for the settlement of an indemnification claim against Altra, as of December 31, 2002, the Company has goodwill and unamortized identified intangible assets with definite lives of $55,865 and $22,273, respectively. Effective January 1, 2002, the Company is not amortizing goodwill. The following table provides the pro forma results for the years ended December 31, 2002, 2001 and 2000 as if the nonamortization provisions of Statement 142 had been in effect.

                                                                   Year  Ended December 31,
                                                                -----------------------------
                                                                  2002       2001      2000
                                                                --------   -------   --------
                                                                         (Unaudited)
Loss from operations ........................................   $(18,396)  $(4,819)  $(15,459)
   Add back amortization of goodwill.........................         --     9,312      8,681
                                                                --------   -------   --------
Adjusted profit (loss) from operations ......................    (18,396)    4,493     (6,778)
   Interest and other income (expense), net .................        613     2,629      2,258
                                                                --------   -------   --------
Adjusted income (loss) before provision for income taxes ....    (17,783)    7,122     (4,520)
Provision for (benefit from) income taxes....................     (1,813)    3,989      2,315
                                                                --------   -------   --------
   Adjusted net income (loss)................................    (15,970)    3,133     (6,835)
                                                                ========   =======   ========

   Adjusted net income (loss) per share .....................   $  (0.88)  $  0.20   $  (0.46)
                                                                ========   =======   ========
   Weighted average shares used in computing adjusted net
      income (loss) per share................................     18,087    16,059     14,925
                                                                ========   =======   ========

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

   Fair value of financial instruments

          The Company's financial instruments consist primarily of cash and cash equivalents, investments in marketable securities, accounts receivable, accounts payable, accrued liabilities and debt. The carrying amount of these instruments, excluding debt, approximates fair value due to the relatively short period of time to maturity for these instruments. The carrying amount of the debt at December 31, 2001 approximated fair value as the debt was incurred near December 31, 2001.

   Earnings (loss) per share

          Basic loss per share is computed based upon the weighted average number of shares of common stock outstanding and diluted loss per share is computed based upon the weighted average number of shares of common stock outstanding increased by dilutive common stock options. At December 31, 2002, 2001, and 2000, outstanding options to purchase 1,177, 2,423, and 1,142 shares, respectively, with exercise prices ranging from $1.60 to $29.63, $2.31 to $29.63, and $2.31 to $29.63, respectively, were excluded from the calculation of diluted loss per share as the effect would have been anti-dilutive.

   Accounting for stock-based compensation

          The Company follows Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation." As permitted by this statement, the Company continues to apply Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," ("APB 25") to account for its stock-based employee compensation arrangements. Had compensation cost for the Company's option plans been determined based upon the fair value at the grant date for awards under the plans consistent with the methodology prescribed under SFAS 123, the Company's net loss would have been increased by approximately $3,465, $2,042 and $635 for the years ended December 31, 2002, 2001 and 2000, respectively. This additional compensation expense would have resulted in a net loss and net loss per share of $19,435 and $1.07, $8,221 and $0.51, and $16,151 and $1.08 for the years ended December 31, 2002, 2001 and 2000, respectively. The per share weighted average fair value of stock options granted during 2002, 2001 and 2000 was $7.60, $11.79 and $9.86, respectively. The fair values of options granted to employees have been determined on the date of the respective grant using the Black-Scholes option pricing model incorporating the following weighted average assumptions: (1) risk-free interest rate of 2.78% for 2002, 3.26% to 4.51% for 2001, and 5.75% to 5.94% for 2000;
(2) dividend yield of 0.00%; (3) expected life of five years; and (4) volatility of 140% for 2002 and 60% for 2001 and 2000.

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

   New accounting pronouncements

          In July 2002, the FASB issued Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities. Statement 146, which is effective prospectively for exit or disposal activities initiated after December 31, 2002, applies to costs associated with an exit activity, including restructurings, or with a disposal of long-lived assets. Those activities can include eliminating or reducing product lines, terminating employees and contracts and relocating plant facilities or personnel. Statement 146 requires that exit or disposal costs are recorded as an operating expense when the liability is incurred and can be measured at fair value. Commitment to an exit plan or a plan of disposal by itself will not meet the requirement for recognizing a liability and the related expense under Statement 146. Statement 146 grandfathers the accounting for liabilities that were previously recorded under EITF Issue 94-3. Accordingly, Statement 146 had no effect on the restructuring costs recorded by the Company in the second and third quarters of 2002.

          In November 2002, the FASB issued FIN 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." This interpretation expands the disclosures to be made by a guarantor in its financial statements about its obligations under certain guarantees and requires the guarantor to recognize a liability for the fair value of an obligation assumed under a guarantee. FIN 45 clarifies the requirements of SFAS No.5, "Accounting for Contingencies," relating to guarantees. In general, FIN 45 applies to contracts or indemnification agreements that contingently require the guarantor to make payments to the guaranteed party based on changes in a specified interest rate, security price, foreign exchange rate or other variable that is related to an asset, liability, or equity security of the guaranteed party, or failure of another party to perform under an obligating agreement (performance guarantees). Certain guarantee contracts are excluded from both the disclosure and recognition requirements of this interpretation, including among others, guarantees relating to employee compensation, residual value guarantees under capital lease arrangements, commercial letters of credit, loan commitments, subordinated interests in a special purpose entity, and guarantees of a company's own future performance. Other guarantees are subject to disclosure requirements of FIN 45 but not to the recognition provisions and include, among others, a guarantee accounted for as a derivative instrument under SFAS No. 133, and a guarantee covering product performance, not product price. The disclosure requirements of FIN 45 are effective for the Company as of December 31, 2002 and require disclosure of the nature of the warranty or guarantee, the maximum potential amount of future payments that the guarantor could be required to make under a guarantee, and the current amount of the liability, if any, for the guarantor's obligations under the guarantee. The recognition requirements are to be applied prospectively to guarantees issued or modified after December 31, 2002. Certain guarantees included in software license agreements that have been entered into by the Company are disclosed in Note 14.

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

     The purchase price of $60,794 consisted of $24,947 in cash, the issuance of 1,975 shares of common stock with a fair value of $33,891 and approximately $1,956 of other direct acquisition costs including liabilities for severance. The fair value of the common shares issued was determined based upon the average market price of the Company's common stock over the three-day period before and after the terms of the acquisition were agreed to and announced. The purchase price was subject to adjustment, depending on the final determined value of the tangible net worth, as defined, of Altra, as more fully described in the Stock Purchase Agreement. As a result, 994 of the shares of common stock issued in the acquisition were placed in escrow pending the final determination of the purchase price, and the resolution of certain contingencies. Of these shares, 335 of the 994 shares of common stock were sold in our secondary offering in March 2002 realizing net proceeds of $6,273. Such cash proceeds and the then remaining 659 shares of common stock remained in escrow. During the fourth quarter of 2002, the tangible net worth of Altra was finalized, which resulted in the release of 172 escrowed shares of common stock to the Company. In addition, the Company settled an indemnification claim against Altra, which resulted in the release of an additional 103 escrowed shares of common stock to the Company. The portion of the purchase price related to the 275 shares of common stock received by the Company, or $4,723, was recorded as treasury stock and a reduction of goodwill.

     The cash portion of the purchase price was paid for in part from the proceeds of a $15,000 Term Credit Agreement, dated as of November 20, 2001, between the Company and Blue Ridge Investments LLC, and in part from Caminus' cash and cash equivalents. A summary of the allocation of the acquisition purchase price is as follows:

Fair value of current assets acquired ..............................   $  6,428
Fair value of property and equipment acquired ......................      1,519
Fair value of current liabilities assumed ..........................    (19,195)
Acquired in-process research and development .......................      1,300
Acquired technology ................................................     17,659
Other identifiable intangible assets ...............................     11,100
Goodwill ...........................................................     41,983
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

     Acquired in-process research and development ("IPR&D") represents the fair value of the project under development at the date of acquisition. The allocation of $1,300 to IPR&D represents the estimated fair value related to an incomplete project based on a risk-adjusted discount rate applied to projected cash flows. At the acquisition date, the project associated with the IPR&D efforts had not yet reached technological feasibility and had no alternative future uses. Accordingly, these costs were expensed upon acquisition. At the acquisition date, Altra was conducting development associated with the next generation of its gas marketing product and was approximately 50% complete with the IPR&D project. Estimated future development costs totaled $2,500 at the time of acquisition. Actual research and development related to this project was completed in June 2002 and totaled $2,265.

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

Fair value of net liabilities assumed (excluding intangible assets)..   $  (391)
Acquired technology .................................................     2,960
Other identifiable intangible assets ................................     3,007
Goodwill ............................................................    12,030
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

   Caminus Energy Limited

          In 1998, the Company acquired Caminus Energy Limited ("CEL"), a consulting and professional services organization, which provides services and research to companies in the energy market sector. In connection with the acquisition, the Company granted options to purchase 481 shares to two officers of CEL (289 and 192 shares) for $3.12 per share. These options were exercisable only in the event of a sale or public offering, compliance with a service agreement and achievement of certain internal rates of return. The number of shares that ultimately vested and became exercisable was contingent upon all of these conditions. No amounts were recorded for these options through December 31, 1999, as the conditions under which they would vest were not met as of December 31, 1999. However, upon consummation of the IPO in 2000, the Company recorded a $6,950 compensation-related charge for the excess of the fair value of common shares issued over the exercise price, including applicable taxes of $772, for the exercise of these options. As the options were exercised on a cashless basis, the exercise resulted in the issuance of 386 shares of common stock.

   DC Systems, Inc.

          On July 31, 1999, Caminus acquired DC Systems, Inc. ("DCS"), a provider of software solutions to the gas industry. In July 1999, DCS declared a dividend to the existing shareholders to cover the estimated tax liability associated with the sale of DCS to the Company. This dividend amounted to $184 and was paid during 2000.

   Unaudited Pro Forma Financial Information

          The above acquisitions were accounted for using the purchase method of accounting. Had the acquisition of Altra occurred on January 1, 2001 the unaudited pro forma revenues, net loss and basic and diluted net loss per share for the year ended December 31, 2001 would have been $100,308, $19,603, and $1.10, respectively. The per share amount was based on a weighted average number of shares outstanding of 17,817. These results, which give effect to certain adjustments, including the amortization of Altra's intangible assets excluding goodwill, interest expense, provision for income taxes and additional shares outstanding, are not necessarily indicative of results that would have occurred had the acquisition been consummated on January 1, 2001 or that may be obtained in the future.

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

                                                   December 31, 2002                         December 31, 2001
                                     ---------------------------------------------   -------------------------------------
                                       Gross       Gross       Gross               Gross       Gross       Gross
                                     Amortized  Unrealized  Unrealized   Fair    Amortized  Unrealized  Unrealized   Fair
                                       Costs       Gains      Losses     Value     Costs       Gains      Losses     Value
                                     ---------  ----------  ----------  -------  ---------  ----------  ----------  ------
Taxable auction securities........    $    --       $--         $--     $    --    $5,638       $--         $--     $5,638
Non taxable auction securities ...      5,817        --          --       5,817     1,002        --          --      1,002
Government Bonds .................        281         1          --         282        --        --          --         --
Municipal bonds ..................      7,685        17          --       7,702        --        --          --         --
Corporate debt securities ........      8,550        18          --       8,568        --        --          --         --
                                      -------       ---         ---     -------    ------       ---         ---     ------
                                      $22,333       $36         $--     $22,369    $6,640       $--         $--     $6,640
                                      =======       ===         ===     =======    ======       ===         ===     ======

          The contractual maturities of available-for-sale debt securities are as follows:

                                                                  December 31,
                                                                ----------------
                                                                  2002     2001
                                                                -------   ------
Due within one year .........................................   $14,641   $6,640
Due after one year through two years ........................     7,728       --
                                                                -------   ------
                                                                $22,369   $6,640
                                                                =======   ======

6.   Fixed Assets

          Fixed assets consist of the following:

                                                                   December 31,
                                                                -----------------
                                                                  2002      2001
                                                                -------   -------
Computer hardware, software and office equipment ............   $ 8,800   $ 7,064
Furniture, fixtures and leasehold improvements ..............     3,985     3,611
                                                                -------   -------
                                                                 12,785    10,675
Less accumulated depreciation and amortization ..............    (6,320)   (3,502)
                                                                -------   -------
                                                                $ 6,465   $ 7,173
                                                                =======   =======

          Depreciation expense for the years ended December 31, 2002, 2001 and 2000 amounted to $3,163, $2,013, and $1,006, respectively.

          In December 2000, the Company relocated its headquarter offices in New York City resulting in a disposal and write-off of furniture, fixtures, and leasehold improvements with a net book value of $451.

7.   Intangible Assets

          The intangible assets arising from acquisition transactions and internally developed technology are as follows:

                                                                    December 31,
                                                                -------------------
                                                                  2002       2001
                                                                --------   --------
Intangible Assets:
Acquired technology .........................................   $ 24,724   $ 25,026
Internally developed technology .............................      1,949         --
Goodwill ....................................................     83,014     84,583
Other intangible assets .....................................     17,847     19,167
                                                                --------   --------
                                                                 127,534    128,776
                                                                --------   --------
Accumulated Amortization:
Acquired technology .........................................   $(14,662)  $ (6,585)
Internally developed technology .............................       (245)        --
Goodwill ....................................................    (27,149)   (26,538)
Other intangible assets .....................................     (5,637)    (4,231)
                                                                --------   --------
                                                                 (47,693)   (37,354)
                                                                --------   --------
                                                                $ 79,841   $ 91,422
                                                                ========   ========

          The average life of acquired technology and other intangible assets is three and five years, respectively. Effective January 1, 2002 none of the Company's goodwill is subject to amortization. Amortization expense for acquired technology for the years ended December 31, 2002, 2001 and 2000 amounted to $8,077, $3,581, and $1,566, respectively. Amortization expense for goodwill for the years ended December 31, 2002, 2001 and 2000 amounted to $0, $9,312, and $8,681, respectively. Amortization expense for other intangible assets for the years ended December 31, 2002, 2001 and 2000 amounted to $2,017, $1,751, and $1,475, respectively. The Company expects amortization of identifiable intangible assets to be $5,913, $4,564, $2,850, $2,345, and $2,020 in 2003,
2004, 2005, 2006 and 2007, respectively.

8.   Accrued Liabilities

          Accrued liabilities consist of the following:

                                                                   December 31,
                                                                -----------------
                                                                  2002     2001
                                                                -------   -------
Accrued bonuses and commissions..............................   $ 6,320   $ 8,903
Accrued professional fees....................................     1,166     2,137
Accrued employee related expenses............................     1,277     1,024
Accrued rent.................................................     1,140       620
Accrued contingent acquisition consideration.................     1,011     1,856
Accrued royalties............................................       265       859
Other accrued expenses.......................................     1,543       645
                                                                -------   -------
                                                                $12,722   $16,044
                                                                =======   =======

          Accrued contingent acquisition consideration relates to an acquisition by Altra of United Information, Inc., prior to Caminus' acquisition of Altra. The amounts owed are based upon specified percentages of revenue from the acquired products through December 31, 2002.

9.   Deferred Revenue

          Deferred revenue consists of the following:

                                                                  December 31,
                                                                ----------------
                                                                 2002     2001
                                                                ------   -------
Deferred license revenue.....................................   $  980   $ 3,966
Deferred maintenance revenue.................................    6,766     7,922
Deferred consulting revenue..................................        8       819
                                                                ------   -------
                                                                $7,754   $12,707
                                                                ======   =======

     Deferred revenue consists of cash received from customers in advance of revenue recognition.

10.  Credit Facility

          On November 20, 2001, the Company entered into a credit agreement with Blue Ridge Investments, LLC, an affiliate of Banc of America Securities, LLC, for a $15,000 term loan to partially finance the acquisition of Altra. The loan was due October 31, 2003 and bore interest at 10% for the first year, 12.5% from months 13 through 18 and 15% thereafter. Additionally, the credit agreement required that the term loan be repaid immediately from the proceeds of a public offering of the Company's securities, to the extent such offering occurs prior to the due date of the loan or for any acquisition or merger of the Company in which at least 25% of the assets or common stock of the Company are acquired by or merged with another company. In March 2002, the Company completed a secondary offering of its common stock and used a portion of the proceeds to repay its borrowings under this credit facility. As of December 31, 2002 and 2001, the amount outstanding under this credit agreement was $0 and $15,000.

          On June 23, 1999, the Company entered into a credit agreement with Fleet Bank ("Fleet"), pursuant to which the Company could borrow up to $5,000 under a revolving loan and a working capital loan. Pursuant to the agreement, the Company was required to repay the facilities in full upon the event of a public offering of common stock. Accordingly, the Company repaid all amounts outstanding under the loan in February 2000 and the facility was terminated.

          Credit facilities under the agreement bore interest at either Fleet's reference rate, generally equivalent to prime rate, or LIBOR plus an applicable margin (may vary between 2.5% and 3% depending on certain ratios of the Company as defined in the agreement). The applicable borrowing rate at December 31, 1999 was 8.5%.

11.  Income Taxes

          The provision for income taxes consists of the following:

                                                                        Year Ended
                                                                       December 31,
                                                                -------------------------
                                                                  2002     2001     2000
                                                                -------   ------   ------
Current tax provision
   Foreign taxes ............................................   $(2,048)  $2,471   $2,315
      State and city ........................................        --      230       --
                                                                -------   ------   ------
         Total current tax provision ........................    (2,048)   2,701    2,315
                                                                -------   ------   ------
Deferred tax provision
      Foreign ...............................................        --       --       --
      Federal, state and city ...............................       235    1,288       --
                                                                -------   ------   ------
         Total deferred tax provision .......................       235    1,288       --
                                                                -------   ------   ------
Provision for income taxes ..................................   $(1,813)  $3,989   $2,315
                                                                =======   ======   ======

          The provision for income taxes differs from income tax expense at the statutory U.S. Federal income tax rate for the following reasons:

                                                                        Year Ended
                                                                       December 31,
                                                                --------------------------
                                                                  2002     2001      2000
                                                                -------   ------   -------
Income taxes at statutory U.S. Federal income tax rate ......   $(6,046)  $ (745)  $(4,488)
Local income taxes, net of Federal income tax benefit .......      (934)     151        --
Tax-exempt investment income ................................       (47)    (214)     (122)
Non-deductible IPO-related expenses .........................        --       --     2,540
Other non-deductible expenses ...............................       380    1,232     1,504
Foreign tax rate differential ...............................       541     (206)     (430)
Increase in valuation allowance, net ........................     6,346    3,771     3,206
UK tax refund ...............................................    (1,802)      --        --
Other .......................................................      (251)      --       105
                                                                -------   ------   -------
Provision for income taxes, at effective rate ...............   $(1,813)  $3,989   $ 2,315
                                                                =======   ======   =======

          The tax effects of temporary differences that give rise to the net deferred tax assets (liabilities) as of December 31, 2002 and 2001 are as follows:

                                                                   December 31,
                                                                -----------------
                                                                  2002     2001
                                                                -------   -------
Net operating loss carryforwards ............................   $10,900   $ 4,196
Goodwill and other intangible assets amortization ...........     8,064     6,868
Deferred revenue ............................................        --       177
Accrued restructuring costs .................................       213        --
Accounts receivable allowances ..............................       202        --
Unbilled revenue ............................................      (514)       --
Capitalized software development costs ......................      (664)       --
Tax credit carryforwards ....................................       747       458
Other .......................................................       146      (177)
                                                                -------   -------
                                                                 19,094    11,522
Less: valuation allowance ...................................    19,094    11,522
                                                                -------   -------
                                                                $    --   $    --
                                                                =======   =======

          In 2002, the Company formalized transfer pricing agreements for intercompany royalties and other charges for 2002, 2001 and 2000. The application of these intercompany agreements had no impact on pre-tax consolidated amounts but shifted taxable income for prior years from the U.K. to the U.S. resulting in a net tax benefit of $1,567. The reduced taxable income in the U.K. resulted in a reduction of prior taxes of $1,802. The increased taxable income in the U.S. resulted in no taxes payable and a federal tax provision of $235 as a portion of the benefit associated with the utilization of the net operating loss carryforwards that arose from equity related transactions was allocated to additional paid-in capital. The Company's U.S. net operating loss carryforwards as of December 31, 2002, which expire from 2020 to 2022, were approximately $27,950 of which the benefit associated with the utilization of $14,654 of these net operating loss carryforwards would be allocated to additional paid-in-capital.

12.  401(k) Savings Plan

          The Company sponsors the Caminus Corporation 401(k) Savings Plan (the "Plan"). All domestic employees of the Company are eligible to participate in the Plan upon completion of six months of service with the Company. Eligible employees may contribute up to 15% of their annual compensation to the Plan on a pre-tax basis. Participant contributions to the Plan are fully vested. In addition, under the terms of the Plan, the Company, at its discretion, may match all or a portion of a participant's contribution to the Plan up to a maximum contribution of $6 in 2002 and $1 in 2001 and 2000 per participant. The Company matching contribution is determined at calendar year end and is payable only to those participants employed on that day. Participants become vested in Company matching contributions to the Plan at the rate of 20% per year of service with the Company. For the years ended December 31, 2002, 2001, and 2000, the Company elected to match 100% of participant contributions up to a maximum of $6, $1 and $1, respectively per participant. The 401(k) expense for the years ended December 31, 2002, 2001 and 2000 totaled $703, $162 and $95, respectively.

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

          On October 28, 2002, the Company filed a Schedule TO with the Securities and Exchange Commission relating to an offer to exchange for new options all outstanding stock options to purchase shares of common stock that had an exercise price greater than $10.00 per share and that were granted to current employees of the Company or its subsidiaries under the 1998 Plan, the 1999 Plan, the Caminus Corporation 2001 Non-Officer Employee Stock Incentive Plan (the "2001 Plan"), and certain nonstatutory stock option agreements, upon the terms and subject to the conditions described in an offer to exchange and a related Letter of Transmittal. The Company's Chief Executive Officer and members of the Company's Board of Directors were not eligible to participate in the exchange offer. The Company accepted 1,564 outstanding options for exchange and cancellation on December 13, 2002. The new options will be granted not less than six months and one day after the Company's acceptance of the old options for exchange and cancellation, and will have exercise prices equal to the fair value of the Company's common stock on the grant date of the new options. The number of shares covered by each new option will be equal to the number of shares covered by the old option that was exchanged for such new option, subject to adjustments for any stock splits, stock dividends and other events affecting the Company's capital structure that occur before the grant date of the new option.

          In August 2000, the Company granted 210 options at an exercise price of $14.38 outside of any plan of which 105 were canceled in 2002 in connection with the Company's option exchange program. In May 2001, the Company granted an additional 160 options at an exercise price of $24.71 outside of any plan, which were canceled in 2002 in connection with the Company's option exchange program. In July 2002, the Company granted an additional 500 options at an exercise $2.32 outside of any plan. In May 2001, the Company established the 2001 Plan, a new non-qualified stock option plan. All future grants will be made under the 2001 Plan and the 1999 Plan. The 1998 Plan, the 1999 Plan, and the 2001 Plan provide for the issuance of stock options to key employees, directors and consultants of the Company. Under the terms of the plans, incentive stock options are granted to purchase common stock in the Company at a price not less than 100% of the fair market value on the date of grant. The options generally vest over a period of four years and are exercisable for a period of ten years from the date of grant. Under the 1998 Plan, the Company reserved 818 shares of common stock. The Company has reserved 1,419 shares of common stock for issuance under the 1999 Plan, 200 of which were approved by shareholders in 2002. The Company has reserved 1,850 shares under the 2001 Plan.

The following table summarizes the Company's option plan activity under the 2001
Plan:

                                      Shares Under Option         Weighted                       Weighted
                                   -------------------------      Average         Options         Average
                                   Incentive   Non-Incentive   Exercise Price   Exercisable   Exercise Price
                                   ---------   -------------   --------------   -----------   --------------
Outstanding December 31, 2000...       --             --           $   --            --           $   --
   Granted......................       --            696            19.47
   Exercised....................       --             --               --
   Cancelled....................       --            (20)           17.30
                                      ---         ------
Outstanding December 31, 2001...       --            676            19.53            --           $   --
   Granted......................       --            571            13.97
   Exercised....................       --             --               --
   Cancelled....................       --         (1,023)           20.16
                                      ---         ------
Outstanding December 31, 2002...       --            224           $ 2.45            10           $17.39
                                      ===         ======                            ===

          The following table summarizes information about stock options outstanding under the 2001 Plan at December 31, 2002:

                                          Options Outstanding
                         -------------------------------------------------------
                                           Weighted Average          Weighted
Range of                   Number              Remaining              Average
Exercise Prices          Outstanding   Contractual Life (Years)   Exercise Price
---------------          -----------   ------------------------   --------------
$  1.60-2.05                 212                  9.8                 $ 1.62
$17.30-17.85                  12                  1.7                 $17.38
                             ---
                             224                                      $ 2.45
                             ===                                      ======

          At December 31, 2002, options to purchase 1,626 shares were available for grant under the 2001 Plan.

          The following table summarizes the Company's option plan activity under the 1999 Plan:

                                      Shares Under Option         Weighted                       Weighted
                                   -------------------------       Average        Options         Average
                                   Incentive   Non-Incentive   Exercise Price   Exercisable   Exercise Price
                                   ---------   -------------   --------------   -----------   --------------
Outstanding December 31, 1999...       --            --            $   --
Granted  .......................      579            34             17.33
Exercised.......................       --            --                --
Cancelled.......................      (29)           --             12.99
                                     ----          ----
Outstanding December 31, 2000...      550            34             17.54            --           $   --
Granted  .......................      267           447             23.25
Exercised.......................      (14)           (2)            13.10
Cancelled.......................     (131)           (5)            18.65
                                     ----          ----
Outstanding December 31, 2001...      672           474             21.11           160           $17.06
Granted  .......................       --            --                --
Exercised.......................      (20)           (9)            15.52
Cancelled.......................     (559)         (405)            21.22
                                     ----          ----
Outstanding December 31, 2002...       93            60            $21.89            74           $20.79
                                     ====          ====            ======           ===           ======

          The following table summarizes information about stock options outstanding under the 1999 Plan at December 31, 2002:

                                          Options Outstanding
                                           Weighted Average          Weighted
Range of                    Number             Remaining              Average
Exercise Prices          Outstanding   Contractual Life (Years)   Exercise Price
---------------          -----------   ------------------------   --------------
$11.50-16.00                  42                  7.2                 $15.08
$20.13-29.63                 111                  8.3                  24.47
                             ---
                             153                                      $21.89
                             ===                                      ======

          At December 31, 2002, options to purchase 1,221 shares were available for grant under the 1999 Plan.

          The following table summarizes the Company's option plan activity under the 1998 Plan:

                                      Shares Under Option         Weighted                       Weighted
                                   -------------------------       Average        Options         Average
                                   Incentive   Non-Incentive   Exercise Price   Exercisable   Exercise Price
                                   ---------   -------------   --------------   -----------   --------------
Outstanding December 31, 1999...      942            --              4.62           202          $2.76
Granted  .......................        9            --             13.97
Exercised.......................     (215)           --              3.25
Cancelled.......................     (178)           --              3.87
                                     ----           ---                             ---
Outstanding December 31, 2000...      558            --              5.55           108          $6.17
Granted  .......................       --            --                --
Exercised.......................     (170)           --              5.39
Cancelled.......................      (52)           --              4.98
                                     ----           ---                             ---
Outstanding December 31, 2001...      336            --              5.38           215          $4.70
Granted  .......................       --            --                --
Exercised.......................      (78)           --              3.39
Cancelled.......................      (64)           --             10.02
                                     ----           ---                             ---
Outstanding December 31, 2002...      194            --            $ 4.66           182          $4.56
                                     ====           ===                             ===

          The following table summarizes information about stock options outstanding under the 1998 Plan at December 31, 2002:

                                          Options Outstanding
                                           Weighted Average          Weighted
Range of                    Number             Remaining              Average
Exercise Prices          Outstanding   Contractual Life (Years)   Exercise Price
---------------          -----------   ------------------------   --------------
$      2.31                   69                  5.4                 $ 2.31
$ 4.62-5.78                  114                  7.0                   5.54
$9.03-11.13                   11                  4.4                  10.47
                             ---
                             194                                      $ 4.66
                             ===                                      ======

          An option that was granted outside of any of the Company's option plans in 1998 was exercised in February 2001, which resulted in the issuance of 277 shares of common stock.

          The Company applies APB 25 and related interpretations in accounting for its plans and other stock-based compensation issued to employees. On May 2, 2001, the shareholders authorized an additional 717 shares to be available for grant under the 1999 Plan. The Company had previously granted, subject to shareholder approval, approximately 182 options with exercise prices ranging from $20.13 to $29.63. The closing price of the Company's stock on May 2, 2001 was $31.15. As a result in May 2001, the Company recorded deferred compensation of approximately $1,229, which was being amortized over the four-year vesting period of the options but was accelerated and fully amortized in 2002 as a result of option cancellations under the Company's option exchange program. The related non-cash compensation expense for 2002 and 2001 was $590 and $639, respectively. In addition, for the years ended December 31, 2002, 2001 and 2000, the Company recognized $87, $41 and $167 of compensation expense, respectively, associated with options granted to employees with exercise prices below the common stock's fair market value on the date of grant, which includes expensing the remaining balance in 2002 as a result of option cancellations under the Company's option exchange program.

          Effective September 30, 1999, the Company adopted an employee stock purchase plan to provide employees who meet eligibility requirements an opportunity to purchase shares of its common stock through payroll deductions of up to 10% of eligible compensation. Bi-annually, participant account balances are used to purchase shares of stock at 85% of the fair market value of shares on the exercise date or the offering date. The plan remains in effect unless terminated by the Board of Directors. A total of 595 shares are available for purchase under the plan, 500 of which were approved by shareholders in 2002. In 2002 and 2001, 81 and 49 shares were purchased under the plan for $569 and $842, respectively.

14.  Commitments and Contingencies

          The Company leases office space under long-term leases in New York, New York; London, England; Calgary, Canada; and Houston, Texas.

          Future minimum annual lease commitments net of sublease income are as follows:

2003..................................................................     2,648
2004..................................................................     2,373
2005..................................................................     1,742
2006..................................................................     1,631
2007..................................................................     1,631
Thereafter............................................................     4,285
                                                                         -------
                                                                         $14,310
                                                                         =======

          Rent expense for the years ended December 31, 2002, 2001 and 2000 was $4,566, $2,863, and $2,232, respectively. Rent expense for 2002 included $892 relating to early lease termination costs.

          In December 2002, the Company entered into an arrangement with a third party to assist in the development of its next generation gas pipeline product. Under the terms of this agreement, the Company is obligated to pay $1,300 to the third party for their contribution to the product development. In addition, royalties would be due to the third party, if and when the product is successfully developed and sold to end users.

          The Company typically provides its customers a warranty on its software for a period of 90 days. Such warranties are accounted for in accordance with SFAS No. 5, "Accounting for Contingencies." Through December 31, 2002, the Company has not incurred any costs related to warranty obligations.

          Under the terms of substantially all of its software license agreements, the Company has agreed to indemnify its customers for all costs arising from claims against such customers based on, among other things, allegations that the Company's software infringes the intellectual property rights of a third party. In most cases, in the event of an infringement claim, the Company retains the right to (i) procure for the customer the right to continue using the software; (ii) replace or modify the software to eliminate the infringement while providing substantially equivalent functionality; or
(iii) if neither (i) or (ii) can be reasonably achieved, the Company may terminate the license agreement and refund to the customer a pro-rata portion of the license fee paid to the Company. Such indemnification provisions are accounted for in accordance with SFAS No. 5. Through December 31, 2002, there have not been any claims under such indemnification provisions.

          From time to time, in the ordinary course of business, the Company is subject to legal proceedings. While it is not possible to determine the ultimate outcome of such matters, it is management's opinion that the resolution of any pending issues will not have a material adverse effect on the financial position, results of operations or cash flows of the Company.

15.  Related Party Transactions

          On October 21, 1998, in connection with his employment with the Company, the Chief Executive Officer ("CEO") was loaned $1,000 by the Company in order to acquire shares of common stock. The loan bore interest at a rate of 9%, and all accrued and unpaid interest was payable upon maturity in October 2008. In addition, on October 21, 1998, the Company loaned the CEO $100. The loan bore interest at a rate of 9%. The $100 loan was repaid, including interest, in November 1999. In connection with the CEO's employment agreement, if certain performance criteria and other conditions were met, the CEO would receive a bonus based on forgiveness of the entire outstanding amount of the $1,000 loan plus accrued interest as well as additional shares of common stock. Such amounts were earned upon the IPO and resulted in a compensation related charge in the quarter ended March 31, 2000 of $3,563.

          During 2000, Caminus made distributions of $452 to its shareholders, for the estimated tax associated with the former LLC's taxable income.

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

16.  Concentration of Credit Risk

          Financial instruments, which potentially subject the Company to concentrations of credit risk consist principally of trade accounts receivable. The Company controls this risk through credit approvals, customer limits and monitoring procedures. Additionally, the Company can limit the amount of maintenance and support provided to its customers in the event of non-payment. During the years ended December 31, 2002, 2001 and 2000, there were no customers who represented more than 10% of consolidated revenues. At December 31, 2002 and 2001, the combined balances of five customers represented 55% and 35% of accounts receivable, net, respectively.

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

          The following tables illustrate the financial results of the reportable segments:

                                                 As of or Year Ended                          As of or Year Ended
                                                  December 31, 2002                            December 31, 2001
                                   ------------------------------------------   ------------------------------------------
                                   Software   Strategic   Corporate    Total    Software   Strategic   Corporate    Total
                                   --------   ---------   ---------   -------   --------   ---------   ---------   -------
Revenues:
   License......................    29,714         --           --     29,714     34,579        --           --     34,579
   Software services............    50,874         --           --     50,874     32,416        --           --     32,416
   Strategic consulting.........       746      1,919           --      2,665         --     7,722           --      7,722
                                   -------      -----      -------    -------   --------    ------      -------    -------
      Total revenues............    81,334      1,919           --     83,253     66,995     7,722           --     74,717
Adjusted EBITDA.................    21,107       (842)     (24,726)    (4,461)    25,092     3,239      (14,513)    13,818
Non-cash compensation...........        --         --         (677)      (677)        --        --         (680)      (680)
Acquired IPR&D..................        --         --           --         --         --        --       (1,300)    (1,300)
Loss on office relocation.......        --         --           --         --         --        --           --         --
IPO-related expenses............        --         --           --         --         --        --           --         --
                                   -------      -----      -------    -------   --------    ------      -------    -------
        ........................    21,107       (842)     (25,403)    (5,138)    25,092     3,239      (16,493)    11,838
Amortization/depreciation.......   (10,094)        --       (3,164)   (13,258)   (13,953)     (691)      (2,013)   (16,657)
                                   -------      -----      -------    -------   --------    ------      -------    -------
Operating income (loss).........    11,013       (842)     (28,567)   (18,396)    11,139     2,548      (18,506)    (4,819)
Total assets....................   111,946         --       33,285    145,231    138,266    10,545       18,168    166,979

                                                  As of or Year Ended
                                                   December 31, 2000
                                   ------------------------------------------
                                   Software   Strategic   Corporate    Total
                                   --------   ---------   ---------   -------
Revenues:
   License......................    24,573          --          --     24,573
   Software services............    18,576          --          --     18,576
   Strategic consulting.........        --       8,565          --      8,565
                                   -------      ------     -------    -------
      Total revenues............    43,149       8,565          --     51,714
Adjusted EBITDA.................    15,018       4,666      (9,405)    10,279
Non-cash compensation...........        --          --        (167)      (167)
Acquired IPR&D..................        --          --          --         --
Loss on office relocation.......        --          --        (508)      (508)
IPO-related expenses............        --          --     (12,335)   (12,335)
                                   -------      ------     -------    -------
        ........................    15,018       4,666     (22,415)    (2,731)
Amortization/depreciation.......    (9,649)     (2,073)     (1,006)   (12,728)
                                   -------      ------     -------    -------
Operating income (loss).........     5,369       2,593     (23,421)   (15,459)
Total assets....................    64,798       8,295      30,952    104,045

          Geographic information for the Company, for the years ended December 31, 2002, 2001 and 2000 is summarized in the table below.

                                                           Year Ended December 31,
                                                         ---------------------------
                                                          2002      2001      2000
                                                         -------   -------   -------
Revenues:
   United States .....................................   $69,469   $52,587   $30,733
   United Kingdom ....................................    13,784    22,130    20,981
                                                         -------   -------   -------
                                                         $83,253   $74,717   $51,714
                                                         =======   =======   =======

                                                               As of December 31,
                                                         ----------------------------
                                                          2002       2001      2000
                                                         -------   --------   -------
Long-lived assets (includes all non-current
   assets):
   United States .....................................   $94,777   $ 99,261   $51,721
   United Kingdom ....................................       996      1,328     2,456
                                                         -------   --------   -------
                                                         $95,773   $100,589   $54,177
                                                         =======   ========   =======

18.  Supplemental Cash Flow Information

                                                          Year Ended December 31,
                                                         --------------------------
                                                           2002      2001     2000
                                                         -------   -------   ------
Unrealized gain on available for sale securities .....   $    37   $    --   $  183
Reclassification of unrealized gain to realized
   gain on available for sale securities .............        --      (183)      --
Issuance (return) of equity in connection with the
   acquisition of Altra ..............................    (4,723)   33,891       --
Issuance of equity in connection with the
      acquisition of Nucleus .........................        --        --    3,757
Interest paid ........................................       522        --       27
Income taxes paid, net of income tax refunds .........       424     2,594    1,226

19.  Restructuring Charges

          In the second quarter of 2002, the Company reduced the number personnel and consolidated its European strategic consulting services operati into one leased facility. The associated costs of $857 were reflected as a restructuring charge consisting of $496 of severance costs, all of which were paid in the second quarter of 2002, moving costs incurred and related asset write-downs of $128 and $233 of lease commitment costs in excess of estimated sublease rental income for a facility vacated by the Company. In the third quarter of 2002, the Company further reduced its workforce and ceased a majority of its strategic consulting operations, which included abandoning certain leased facilities in the U.K and North America. The associated costs of $2,629 were reflected as a restructuring charge consisting of $1,899 of severance costs, of which $1,702 were paid in 2002, moving costs incurred and related asset write-downs of $171 and $559 of lease abandonment costs.

20.  Quarterly Financial Data (unaudited)

          The following table sets forth certain quarterly financial information for fiscal 2002:

                                                                        Quarter Ended
                                                   ------------------------------------------------------
                                                   March 31,   June 30,   Sept. 30,   Dec. 31,
                                                     2002        2002       2002        2002      Total
                                                   ---------   --------   ---------   --------   --------
Revenues........................................    $25,301     $18,774    $19,742    $19,436    $ 83,253
Gross profit....................................     14,688      10,345     12,350     13,448      50,831
Net loss........................................       (893)     (6,671)    (5,124)    (3,282)    (15,970)
Basic and diluted net (loss) per share..........      (0.05)      (0.34)     (0.29)     (0.19)      (0.88)

          The following table sets forth certain quarterly financial information for fiscal 2001:

                                                                       Quarter Ended
                                                   -----------------------------------------------------
                                                   March 31,   June 30,   Sept. 30,   Dec. 31,
                                                     2001        2001       2001        2001      Total
                                                   ---------   --------   ---------   --------   -------
Revenues........................................    $16,395    $17,738     $15,156     $25,428   $74,717
Gross profit....................................     10,425     12,120       9,137      17,840    49,522
Net income (loss)...............................     (2,423)      (947)     (3,125)        316    (6,179)
Basic and diluted net income (loss) per share...      (0.15)     (0.06)      (0.20)       0.02     (0.38)

          The sum of the quarterly per share amounts do not always equal the annual amount reported, as per share amounts are computed independently for each quarter and for the twelve months based on the weighted average common and common equivalent shares outstanding in each period.

21.  Subsequent Events

          SunGard Acquisition

          On January 20, 2003, the Company entered into an agreement for the acquisition by SunGard Data Systems Inc. of all the shares of the Company for $9.00 per share in cash. Pursuant to the Merger Agreement, a wholly owned subsidiary of SunGard commenced a cash tender offer to acquire all of the Company's outstanding shares at a price of $9.00 per share. The tender offer is pending. Following successful completion of the tender offer, any remaining shares of the Company will be cancelled and converted into the right to receive the same price in a cash merger. The consummation of the transaction is subject to customary conditions, including the tender of at least a majority of the outstanding shares of the Company in the tender offer.

          Litigation (unaudited)

          On March 12, 2003 a complaint was filed in the U.S. District Court for the Southern District of New York by Dennis Fasano, individually and on behalf of others similarly situated, naming the Company, former executive officer David Stoner, and current executive officers Joseph P. Dwyer and John A. Andrus as defendants. On March 14, 2003, the Law Offices of Brian M. Felgoise, P.C. and the Law Offices of Charles J. Piven, P.A. also announced the filing of similar complaints in the U.S. District Court for the Southern District of New York. The complaints allege that defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and Rule 10b-5 promulgated thereunder, by making material misrepresentations and omissions in their public disclosures between February 12, 2002 and July 8, 2002, thereby artificially inflating the price of the Company's common stock. The complaints seek compensatory damages and other relief. The Company believes the complaints are without merit and intends to defend them vigorously. However, there can be no assurance that the pending litigation, or any future similar litigation, will not have a material adverse effect on the Company, whether due to the expense of defending the litigation, any adverse judgment in the litigation, the devotion of management time and resources to defending the litigation, and/or other similar factors.

                                  EXHIBIT INDEX

Exhibit
No.                                Description
-------                            -----------
2.1       Merger Agreement among the Registrant, Caminus LLC and Caminus Merger
          LLC, dated December 17, 1999. (Incorporated herein by reference to the
          Registrant's Registration Statement on Form S-1 (File No. 333-88437))

2.2       Purchase Agreement by and among Zai*Net Software, Inc., Zai*Net
          Software, L.P., GFI Caminus LLC and Brian J. Scanlan, dated May 12,
          1998. (Incorporated herein by reference to the Registrant's
          Registration Statement on Form S-1 (File No. 333-88437))

2.3       Stock Purchase Agreement by and among GFI Caminus LLC, Caminus Energy
          Limited, Dr. Nigel L. Evans, Ph.D. and Dr. Michael B. Morrison, Ph.D., dated May 12, 1998. (Incorporated herein by reference to the Registrant's Registration Statement on Form S-1 (File No. 333-88437))

2.4       Purchase Agreement by and between Zai*Net Software, L.P. and Corwin
          Joy, an individual, doing business as Positron Energy Consulting, dated November 13, 1998. (Incorporated herein by reference to the Registrant's Registration Statement on Form S-1 (File No. 333-88437))

2.5       Agreement of Merger by and between Caminus LLC and Zai*Net Software,
          L.P., dated February 26, 1999. (Incorporated herein by reference to the Registrant's Registration Statement on Form S-1 (File No.
          333-88437))

2.6       Purchase Agreement by and among DC Systems, Inc., Caminus LLC,
          Caminus/DC Acquisition Corp., and the Shareholders (as defined in the agreement) dated July 31, 1999. (Incorporated herein by reference to the Registrant's Registration Statement on Form S-1 (File No.
          333-88437))

2.7       Nucleus Purchase Agreement by and among the Registrant, Nucleus
          Corporation, Nucleus Energy Consulting Corporation, David C. Meyers, and John H. Gerold, dated August 30, 2000. (Incorporated herein by reference to the Registrant's Current Report on Form 8-K (File No.
          000-28085) dated August 30, 2000)

2.8 Stock Purchase Agreement, dated as of October 12, 2001, by and between the Registrant and Altra Energy Technologies, Inc. (Incorporated herein by reference to the Registrant's Current Report on Form 8-K
          (File No. 000-28085) dated November 20, 2001)

2.9 Registration Rights Agreement, dated as of November 20, 2001, by and between the Registrant and Altra Energy Technologies, Inc.
          (Incorporated herein by reference to the Registrant's Current Report on Form 8-K (File No. 000-28085) dated November 20, 2001)

2.10      Agreement and Plan of Merger, dated January 20, 2003, by and among
          SunGard Data Systems Inc., Rapid Resources Inc. and the Registrant
          (Incorporated herein by reference to the Registrant's Current Report on Form 8-K (File No. 000-28085) dated January 21, 2003)

2.11 Amendment No. 1 to Agreement and Plan of Merger, dated March 20, 2003, by and among SunGard Data Systems Inc., Rapid Resources Inc. and the
          Registrant (Incorporated herein by reference to Amendment No. 5 to Schedule TO (File No. 000-57767) filed by SunGard Data Systems Inc. on
          March 24, 2003)

3.1 Certificate of Incorporation of the Registrant. (Incorporated herein by reference to the Registrant's Registration Statement on Form S-1
          (File No. 333-88437))

3.2 Amended and Restated Bylaws of the Registrant. (Incorporated herein by reference to the Registrant's Annual Report on Form 10-K (File No.
          000-28085) for the year ended December 31, 2000)

4.1 Specimen certificate for shares of Common Stock, $0.01 par value per share, of the Registrant. (Incorporated herein by reference to the Registrant's Registration Statement on Form S-1 (File No. 333-88437))

10.1#     1998 Stock Incentive Plan. (Incorporated herein by reference to the
          Registrant's Registration Statement on Form S-1 (File No. 333-88437))

Exhibit
No.                                Description
-------                            -----------
10.14#    Service Agreement by and between Dr. Nigel L. Evans and Caminus Energy
          Limited, dated May 12, 1998. (Incorporated herein by reference to the
          Registrant's Registration Statement on Form S-1 (File No. 333-88437))

10.15#    Covenant Not to Compete by and among Dr. Nigel L. Evans, Dr. Michael
          B. Morrison and Caminus Energy Limited, dated May 12, 1998.
          (Incorporated herein by reference to the Registrant's Registration
          Statement on Form S-1 (File No. 333-88437))

10.16#    Amendment No. 1 to Employment Agreement between Dr. Nigel Evans and
          Caminus Limited, dated January 14, 2000. (Incorporated herein by reference to the Registrant's Registration Statement on Form S-1 (File
          No. 333-88437))

10.17#    Employment Agreement by and between Brian J. Scanlan and Zai*Net
          Software, L.P., dated May 12, 1998. (Incorporated herein by reference to the Registrant's Registration Statement on Form S-1 (File No.
          333-88437))

10.18#    Amendment No. 1 to Employment Agreement between Brian Scanlan and
          Caminus LLC, dated November 8, 1999. (Incorporated herein by reference to the Registrant's Registration Statement on Form S-1 (File No.
          333-88437))

10.19#    Covenant Not to Compete by and between Brian J. Scanlan and Zai*Net
          Software, L.P., dated May 12, 1998. (Incorporated herein by reference to the Registrant's Registration Statement on Form S-1 (File No.
          333-88437))

10.20     Agreement by and between Caminus LLC and GFI Two LLC, dated January
          21, 2000. (Incorporated herein by reference to the Registrant's
          Registration Statement on Form S-1 (File No. 333-88437))

10.21     Exchange Agreement between the Registrant and OCM Caminus Investment,
          Inc., dated January 21, 2000. (Incorporated herein by reference to the Registrant's Registration Statement on Form S-1 (File No. 333-88437))

10.22 Amendment to Limited Liability Company Agreement among Caminus LLC and certain members of Caminus LLC, dated January 19, 2000. (Incorporated herein by reference to the Registrant's Registration Statement on Form
          S-1 (File No. 333-88437))

10.23     Termination Agreement between the Registrant and David M. Stoner dated
          August 3, 2000. (Incorporated herein by reference to the Registrant's
          Quarterly Report on Form 10-Q (File No. 000-28085) for the fiscal quarter ended September 30, 2000)

10.24 Registration Rights Agreement, dated as of August 30, 2000, by and among the Registrant, Nucleus Corporation and Nucleus Energy
          Consulting Corporation. (Incorporated herein by reference to the Registrant's Current Report on Form 8-K (File No. 000-28085) dated
          August 30, 2000)

10.25 Escrow Agreement, dated as of August 30, 2000, by and among the Registrant, Nucleus Corporation, Nucleus Energy Consulting
          Corporation, David C. Meyers, John H. Gerold and State Street Bank and
          Trust Company of California N.A. (Incorporated herein by reference to the Registrant's Current Report on Form 8-K (File No. 000-28085) dated
          August 30, 2000)

10.26     Lease Agreement between the Registrant and Advance Magazine Publishers
          Inc. dated September 13, 2000. (Incorporated herein by reference to the Registrant's Quarterly Report on Form 10-Q (File No. 000-28085)
          for the fiscal quarter ended September 30, 2000)

Exhibit
No.                                Description
-------                            -----------
10.27     Escrow Agreement, dated as of November 20, 2001, by and among the
          Registrant, Altra Energy and JP Morgan Chase Bank, as escrow agent.
          (Incorporated herein by reference to the Registrant's Current Report on Form 8-K (File No. 000-28085) dated November 20, 2001)

10.28 Term Credit Agreement, dated as of November 20, 2001, by and between the Registrant and Blue Ridge Investments, LLC. (Incorporated herein by reference to the Registrant's Current Report on Form 8-K (File No.
          000-28085) dated November 20, 2001)

10.29#    Employment Agreement by and between William P. Lyons and Caminus
          Corporation, dated July 23, 2002

10.30# Employment Letter between Caminus Corporation and Joseph P. Dwyer, dated April 10, 2001 (Incorporated herein by reference to the Registrant's Quarterly Report on Form 10-Q (File No. 000-28085) for the fiscal quarter ended June 30, 2001)

10.31#    Caminus Corporation Management Retention Plan by John A. Andrus and
          Joseph P. Dwyer, dated October 16, 2002.

10.32#    Amendment to Employment Agreements, dated January 20, 2003, by John A.
          Andrus, Joseph P. Dwyer and William P. Lyons.

21.1      Subsidiaries of the Registrant

23.1      Consent of KPMG LLP

99.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive
          Officer).

99.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial
          Officer).

# Management contract or compensatory plan or arrangement filed in response to Item 15(a)(3) of the instructions to Form 10-K.


                         STATEMENT OF DIFFERENCES
                         ------------------------
The trademark symbol shall be expressed as.............................. 'TM'
The registered trademark symbol shall be expressed as................... 'r'
The section symbol shall be expressed as................................ 'SS'